Form 10-Q
period 2012-09-30
Meganet Corp
filed 2013-03-13
CIK 1527795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 333-176256

MEGANET CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada	80-0376822
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2510 E. Sunset Rd. Unit 5-777
Las Vegas, NV 89120
 (Address of Principal Executive Offices)

(702) 987-0087
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). N/A

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]  Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  February 28, 2013 – 100,000,000 shares of common stock.

MEGANET CORPORATION

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MEGANET CORPORATION
BALANCE SHEETS

ASSETS
	September 30, 2012	March 31, 2012
	(Unaudited)
Current assets:
Cash	$374	$488
Prepaid expenses	34,593	990
Total current assets	34,967	1,478

Property and equipment, net	985,922	1,242,615

Total assets	$1,020,889	$1,244,093

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$453,735	$430,693
Officer loan	386,170	135,029
Total current liabilities	839,905	565,722

Total liabilities	839,905	565,722

Stockholders' equity:
Common stock; $0.001 par value, 100,000,000 shares authorized and
100,000,000 and 100,000,000 shares issued and outstanding at September 30, 2012
and March 31, 2012, respectively	100,000	100,000
Additional paid-in capital	2,726,745	2,711,573
Accumulated deficit	(2,645,761)	(2,133,202)
Total stockholders' equity	180,984	678,371

Total liabilities and stockholders' equity	$1,020,889	$1,244,093

The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2012		Six Months Ended September 30, 2012
	2012	2011	2012	2011

Revenues	$--	$35,518	$1,161	$79,620

Cost of revenues	105	13,668	211	34,968

Gross profit	(105)	21,850	950	44,652

Operating expenses:
General and administrative	37,472	48,829	64,600	106,254
Depreciation	154,927	118,361	303,607	234,595
Compensation and related payroll taxes	34,344	39,028	69,482	82,639
Rent	30,000	30,000	60,000	62,340
Total operating expenses	256,743	236,218	497,689	485,828

Loss before other expenses	(256,848)	(214,368)	(496,739)	(441,176)

Other expenses
Interest expense	10,176	277	15,820	277

Loss before income taxes	(267,024)	(214,645)	(512,559)	(441,453)

Provision for income taxes	-	-	-	-

Net loss	$(267,024)	$(214,645)	$(512,559)	$(441,453)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30, 2012
	2012	2011

Cash flows from operating activities:
Net loss	$(512,559)	$(441,453)
Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
Depreciation	303,607	234,595
Imputed interest on officer advance	15,172	277
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(33,603)	57,580
Increase (Decrease) in unearned revenue	-	(10,000)
Increase (decrease) in accounts payable and accrued expenses	23,042	44,136
Net cash (used) provided in operating activities	(204,341)	(114,865)

Cash flows from investing activities:
Purchase of fixed assets	(46,914)	(31,305)
Net cash used in investing activities	(46,914)	(31,305)

Cash flows from financing activities:
Advances from officer	352,666	81,127
Repayment of officer advances	(101,525)	(23,743)
Net cash provided by financing activities	251,141	57,384

Net change in cash	(114)	(88,786)

Cash, beginning of period	488	89,584

Cash, end of period	$374	$798

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND HISTORY

Description of business – Meganet Corporation, (the “Company” or “Meganet”) is focused on the development of data security solutions for enterprise, large organizations and corporations around the globe, including the U.S. Department of Defense, Military Intelligence and the Federal Government.  The Company’s data security solutions include a patented encryption algorithm which enhances security exponentially.  The Company out-sources the manufacture of its counter-IED products, including bomb jammers, dismounted backpack portable jammers and facility jammers.  The Company also develops and sells cell phone, satellite and wireless interceptors.  Other data security solutions include encrypted cell phones, land lines, fax, PDA, radio, and satellites. Intelligence and counter-intelligence solutions include the development of SPY and RAT phones and devices for intelligence gathering.  Counter-intelligence solutions include bugs, bug detectors, bomb sniffers, miniature cameras and digital video recorders.  The Company maintains technology development, executive and sales offices in Las Vegas, Nevada.

History – Meganet Corporation was incorporated in Nevada on March 26, 2009. Prior to the formation of the current entity, a now dissolved entity under the name Meganet Corporation was incorporated in California with common ownership and similar business objectives. The integration of the Company’s operations from the now dissolved California company to the Nevada company is considered a recapitalization due to the common ownership resulting in the assets and liabilities being recorded at a carryover basis as determined under accounting principles generally accepted in the United States of America. The former entity had been dissolved before incorporation on March 26, 2009.

2.	SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances.  Actual results could differ from those estimates.

Cash and cash equivalents – Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.  Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds.  The carrying value of those investments approximates fair value.

Revenue recognition – The Company’s revenue consists primarily of revenue from the sale of jamming and interceptor hardware and data security software.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped. The Company recognizes revenue from the sale of hardware products (e.g., jammers and cell phone interceptors) and software included with hardware that is essential to the functionality of the hardware, in accordance with general revenue recognition accounting guidance. The Company recognizes revenue in accordance with industry specific software accounting guidance for the following types of sales transactions: (i) standalone sales of software and (ii) sales of software upgrades.

Generally, the Company requires customers to deposit 50% of the gross sales price upon execution of a formal intent to sell with the remaining 50% due upon delivery of the product. The Company records deferred revenue when it receives payments in advance of the delivery of products.

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Shipping costs – Amounts billed to customers related to shipping and handling are classified as revenue, and the Company’s shipping and handling costs are included in cost of revenue.

2.    SUMMARY OF SIGNIFICANT POLICIES – (CONTINUED)

Software development costs – Research and development costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. The Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and software development costs have been expensed as incurred.

Costs of revenue – Cost of revenue includes raw materials, component parts, and shipping supplies. Shipping and handling costs are not a significant portion of the cost of revenue.

Property and equipment - Property and equipment are stated at the lower of cost or fair value.  Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which do not exceed the lease term for leasehold improvements, as follows:

Description	Estimated Life
Equipment	5 years
Computers	5 years
Office furniture	7 years
Leasehold improvements	5 years

The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which the Company uses certain assets requiring a change in the estimated useful lives of such assets.

Maintenance and repairs that neither materially add to the value of the asset nor appreciably prolong its life are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the statements of operations.  There were no dispositions during the periods presented.

The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. There were no impairments during the periods presented.

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2.     SUMMARY OF SIGNIFICANT POLICIES – (CONTINUED)

Income taxes – The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

The Company recorded valuation allowances on the net deferred tax assets.  Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period. To the extent that the financial results of operations improve and it becomes more likely than not that the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance.

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. There were no potentially dilutive securities outstanding during the periods presented.

Stock-based compensation – The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Concentration of credit risk – Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of cash. The Company places its cash with financial institutions with high-credit ratings.

Fair value of financial instruments – The carrying amounts reflected in the  balance sheets for cash, prepaid expenses, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items.

Recent Accounting Pronouncements – The Company has evaluated recent pronouncements through Accounting Standards Updates “ASU” 2012-07 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated deficit of $2,645,761 as of September 30, 2012.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Management anticipates that that there will be sales sufficient to cover the next 12 months of cash operating expenses; however, there can be no surety that anticipated sales will materialize. In order to mitigate the risk related with this uncertainty, the CEO has agreed to contribute additional amounts to capital as needed to cover operating expenses. Additionally, the Company plans to distribute additional shares of common stock in exchange for equity capital during the next 12 months.

4.	PREPAID EXPENSES

Prepaid expenses consist of the following as of September 30, 2012 and March 31, 2012:

	September 30, 2012	March 31, 2012
Rent paid in advance	$33,900	$-
Insurance	693	990
	$34,593	$990

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of September 30, 2012 and March 31, 2012:

	September 30, 2012	March 31, 2012
Furniture and equipment	$2,574,683	$2,538,823
Leasehold improvements	99,094	88,040
Vehicles	5,500	5,500
	2,679,277	2,632,363
Less: accumulated depreciation	(1,693,355)	(1,389,748)
	$985,922	$1,242,615

Depreciation expense for the three and six months ended  September 30, 2012 was $154,927 and $303,607 respectively. Depreciation expense for the three and six months ended  September 30, 2011 was $118,361 and $234,595 respectively.

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of September 30, 2012 and March 31, 2012:

	September 30, 2012	March 31, 2012
Accounts payable	$48,437	$49,437
Accrued payroll	364,975	304,859
Accrued payroll tax	40,323	76,396
	$453,735	$430,693

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7.	OPERATING LEASE

Lease obligations – On January 1, 2010, the Company entered into a 60 month lease for its 10,000 square foot office space located in Las Vegas Nevada.  The lease required no security deposit and provides for monthly payments of $10,000.  The lease provides for a 60 month renewal period at the expiration to the lease period which the Company anticipates to exercise. In negotiating the lease, the lessor agreed to add approximately $250,000 in leasehold improvements to the property. In exchange, the lessor also agreed to change the rate terms from 120 months at $5,000  per month to 60 months at $10,000 per month.  The remaining aggregate lease payments under the operating lease for the facilities as of September 30, 2012 are as follows:

2013                                               $   60,000
2014                                               $ 120,000
2015                                               $   90,000

Rental expense, resulting from operating lease agreements, for the three and six months ending September 30, 2012 was $30,000 and $60,000, respectively. Rental expense, resulting from operating lease agreements, for the three and six months ending September 30, 2011 was $30,000 and $62,340, respectively.

8.	RELATED PARTY TRANSACTIONS

Officer loan – During the six months ended September 30, 2012 and 2011, the Company received net cash advances from the president in the amount of $251,141 and 57,384. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.

In accordance with FASB ASC 835-30 “Imputation of Interest” interest has been imputed on all advances made to Company by the president. During the three and six months ended  September 30, 2012, interest has been imputed and charged to additional paid-in capital in the amount of $9,528 and $15,172,  respectively. During the three and six months ended  September 30, 2011, interest has been imputed and charged to additional paid-in capital in the amount of $277 and $277,  respectively.

Employment agreements – As of September 30, 2012 the Company had only one employment agreement which was with the President and majority shareholder. The employment agreement stipulates that the President is to receive a base salary of $120,000 per annum. The agreement also contains a provision allowing for a commission to be paid equal to 10% of gross sales achieved by the President. The total expense related to this agreement was $30,000 and $60,116 for the three and six month period ended September 30, 2012, respectively. The total expense related to this agreement was $33,552 and $63,552 for the three and six month period ended September 30, 2011, respectively. As of September 30, 2012, $364,975 of total compensation was unpaid and accrued in current liabilities.

The Company has accrued for unpaid payroll taxes related to these payroll expenses which amount to $40,323 and  $66,001 as of September 30, 2012 and 2011, respectively. These accruals do not include any interest or penalties related to the late status of these payments. Nonetheless, the Company anticipates that it will reasonably be able to negotiate the total past due amount of payroll taxes in order to effectively eliminate any penalties and interest.

9.	SUBSEQUENT EVENTS

On November 9, 2012 the Company received notice of effectiveness from the Securities and Exchange Commission regarding its form S-1.

Subsequent to the balance sheet date an officer loaned the company $15,000 in order to cover certain obligations that were due. This loan is noninterest bearing and no payments have been made on this loan as of the date that these financials were made available.

The Company has evaluated events subsequent to the balance sheet date through the issuance date of these financial statements in accordance with FASB ASC 855 and has determined that other than above there are no such events that would require adjustment to, or disclosure in, the financial statements.

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Business Operations

Meganet is focused on the development of data security solutions for enterprise, large organizations and corporations around the globe, including the U.S. Department of Defense, Military Intelligence and the Federal Government. The Company has developed and does develop products that it believes are attractive and important to these markets.

Working with government in a business capacity can be a long and arduous process. Governments and their agencies have constant budget restraints and lengthy product procurement processes. In many if not in most cases, a bidding process is required before an order for goods can be placed with a private supplier. Before products can be sold to the U.S. Government or to any of its agencies, the product and/or its supplier must be certified by the U.S. Government, which certification is not easy to obtain. From the time a product is developed until the time it is actually shipped to an agency in return for payment can be months if not years.

The financial statements that form part of this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent accountants that audited the financial statements observed that the Company requires capital for its contemplated operational and marketing activities and that the Company’s ability to raise additional capital through the future issuances of common stock is unknown and that the obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of profitable operations are necessary for the Company to continue operations. The independent accountants concluded that the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Our management has been with Meganet from its inception and has in the past shepherded all software products from the development stage through the government procurement process to final delivery and payment. Management believes that despite the Company’s current illiquid position, the Company is in a strong position with respect to the upcoming 18 to 24 months of operations estimating Meganet has more than $10,000,000 of potential product sales in the so-called product pipeline. Being in the pipeline does not mean that product has necessarily been bought, sold or ordered. It does mean that products are somewhere in the bidding and/or procurement process and in management’s opinion have a reasonable chance of becoming orders, having a portion of those orders delivered and thereby producing collected revenues for the Company in material amounts within the next 18 to 24 months. Management reasonably expects 50% of the potential product sales in its pipeline to produce revenue. At the present time Meganet has confirmed sales to two third world countries, one in the amount of $30,000,000 and one in the amount of $25,000,000. However, Meganet has not received the up-front cash deposit for either order that it requires before Meganet will begin filling the order. It is the potential of these two orders that account for much of the $10,000,000 pipeline estimate set forth earlier in this paragraph.  These two orders have been delayed due to budgetary issues within the respective countries.

During parts of 2012, our CEO was in Asia for the purpose of confirming the $30,000,000 and the $25,000,000 product sales and scheduling a beginning to their implementation.  Implementation begins when Meganet receives an initial cash deposit in connection with an order and thereupon begins production of the product.  Implementation ends when the final product is delivered and paid for.  The cash deposit necessary to begin the implementation of each sale is $5,000,000.  Our CEO believes both deposits will be received before the end of June, 2013.  With regard to the $30,000,000 sale, the implementation will take 18 months.  The product for this sale will not be delivered and accepted until approximately 18 months after Meganet receives the cash deposit to begin work.  Accordingly, revenue for this sale will not be booked for 18 months after receipt of the initial deposit.  With regard to the $25,000,000 sale, implementation will take approximately 14 months.  In this case, product will be produced and delivered from time to time during the 14 month period.  The initial product delivery valued at more than $5,000,000 will take place approximately six months after the receipt of the $5,000,000 deposit.  Accordingly, the initial deposit of $5,000,000 will be booked as revenue upon the acceptance of that initial product shipment.  It should be noted that when the initial deposits are made is under the sole control of the countries to whom the sales have been made.

The confirmed sales to the two third world countries are for defense/security type products and were originally slated to be procured by the countries out of their respective defense budgets for the 2012 fiscal year.  However, in each case, the 2012 defense funds were spent by the countries on other priorities and the purchase of Meganet’s products were delayed until 2013.  Meganet has been told by each country that monies allocated in their 2013 defense budgets will be allocated to the purchase and the installation of Meganet’s products.  Management has initiated contact by phone with these countries in the first calendar quarter of 2013 to make timing arrangements for the payment of initial deposits and the subsequent delivery and installation of the products.  In the event the Company does not receive initial deposits by June 30, 2013, the Company will schedule a personal visit by the Company’s CEO to the countries during the third calendar quarter of 2013 to pursue the initial payments and to secure target dates for the delivery of the products.  It should be noted that Company management will make every effort to finalize these two sales through and including receipt of all payment and believes based upon information it has at this time that it will be successful.  However, until payment is actually received, there can be no guarantee that management will be successful  in these efforts.

Liquidity

At September 30, 2012, the Company had cash in the amount of $374 compared to $453,735 in accounts payable and accrued liabilities. On a monthly basis the Company has fixed expenditures including without limitation rent and salary in the approximate amount of $25,000. This $25,000 includes the $10,000 monthly salary of our CEO which he does not take but rather accrues if money is not available for payment of the salary. Taking this into consideration, the Company needs $15,000 per month which equals $180,000 for 12 months to sustain operations and estimates it will need $180,000 in additional capital to sustain business operations over the next twelve months. Our CEO will lend the full $180,000 to Meganet, if cash is not otherwise available within the Company. Two thirds or 67% of this amount will pay rent, approximately 13% will pay property taxes, approximately 5% will pay utilities, 10% will pay salary and the remaining 5% will pay for maintenance and miscellaneous office expenses such as mail and shipping expense and office supplies.

It is common for companies to resolve illiquid positions by attempting to raise additional working capital through the sale of equity capital or short term borrowing from third parties. However, our management does not believe this will be necessary. Rather management believes there will be sales sufficient to cover the next 18 to 24 months of cash operating expenses; however, there can be no surety that anticipated sales will materialize.  Also, in the event that sales anticipated during the next 18 to 24 months are funded in the later end of the 18 to 24 month period, it will be necessary for the Company to procure additional operating capital during the early months of the next 18 to 24 month period.  In order to provide for this potential situation, our CEO has agreed to contribute additional amounts to capital as needed to cover operating expenses.

Background to Understanding the Financial Results for the Past Three and Six Month Periods

To understand Meganet’s financial results for the past three and six month time periods, it is necessary to understand its sales cycle which is different from traditional companies that may have sales on a daily, weekly and/or monthly basis. Meganet’s sales cycle is highly sporadic as a result of its product lines and its customer mix.

Product Lines

Meganet is a technology company supplying world markets with products primarily instrumental in military defense, personal protection, data protection, home land security and other intelligence and counter-intelligence uses. Examples of products for these uses are bomb jammers and cell phone interceptors.

This product base lends itself to sporadic sales cycles for the following reasons. In times of war which can come upon a country quickly, a country will have immediate need of products for military defense uses such as bomb jammers. In times of peace, bomb jammers may not be needed for many years. To the contrary, as a country develops and implements a long term homeland security strategy, it may put out bids for certain types of intelligence and counter-intelligence products that it may leave out to bid for one to two years. To participate in such a bidding process, Meganet must maintain protectable state of the art technologies over a lengthy bidding process that it can deliver in quick fashion in the event it is awarded the bid for a particular product.

Customer Mix

Meganet’s focus is on government and military markets which has advantages and disadvantages. Advantages include the fact that governments have deep pockets and when they really need a product they can procure it and pay for it. Also, when a company such as Meganet has a technology that a government really needs, the product can sustain a large margin in the sales price. In addition, technology is often scalable. Once developed, products based upon a technology can bring close to a 100% return.

Disadvantages in selling to governments and militaries include the fact that there is fierce competition for these lucrative markets and large suppliers are notorious for using underhanded methods. Also, governments are subject to budgetary issues and budgetary crises and ever changing priorities for fixed budgeted funds. Governments have bidding requirements. This can be good and bad. Bidding does allow for companies such as Meganet to bid against the large suppliers. However, it makes for lengthy and unwieldy sales cycles that make it difficult to predict and sustain cash flow.

Examples Illustrative of Meganet’s Sales Cycle

A good way to understand Meganet’s sales cycle is to see examples of past sales. Meganet obtained its product base and its business plan from a company called Meganet Corporation, a California corporation (“Meganet California”). In 2002, Meganet California made a sale to the U.S. Department of Labor. After soliciting the U.S. Dept of Labor for over a year, Meganet California received a software order for $4,200,000. Development costs of the software had been expensed as they were incurred and since it was software it had no production cost. Therefore the sale was virtually 100% profit to the company at the time it was realized. However, in the 12 months leading to this sale, total sales were only $100,000.

Another example is Meganet California’s sale to the U.S. Department of Transportation (the “DOT”) in 2005. After pursuing a sale for only three months which would typically be just the beginning of a solicitation cycle, an internal security breach at the DOT heightened security concerns and it issued Meganet California a $10,000,000 contract immediately. In the 12 months prior to the sale, Meganet California had sales of under $1,000,000 dollars total.

A third example is a sale to the U.S. Department of Veteran Affairs (the “DVA”) in 2007. Meganet California had been soliciting the DVA’s business for three years trying to sell a biometric USB storage device without success. One day without prior notice, Meganet California was selected as the sole source provider of biometric USB storage devices nationwide to over 5,000 facilities. Like before, sales for the prior 12 months had been under $1,000,000.

Comparison of the Three Month Periods Ended September 30, 2012 and 2011

Revenues for the three month period ended September 30, 2012 totaled $0 compared to $35,518 for the three month period ended September 30, 2011. This fluctuation is due to the long governmental sales cycles discussed above.  During both time periods Meganet was working on procuring two large international sales contracts which it hopes to begin realizing revenue on by the end of June, 2013.  Operating expenses during the three month periods ended September 30, 2012 and 2011 were fairly uniform at $256,743 and $236,218 respectively.

Comparison of the Six Month Periods Ended September 30, 2012 and 2011

Revenues for the six month period ended September 30, 2012 totaled $1,161 compared to $79,620 for the six month period ended September 30, 2011. This fluctuation is due to the long governmental sales cycles as mentioned earlier.  Operating expenses during the six month periods ended September 30, 2012 and 2011 were $497,689 and $485,828 respectively.

Contractual Obligations

The Company has no long-term debt obligations, capital lease obligations, purchase obligations or other long-term liabilities other than the lease of its office and shop space for 60 months at $10,000 per month which commenced January 1, 2010.

Off-balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

No Undiclosed Material Trends or Events

There are no trends, events or developments that occurred during the three month period ended September 30, 2012, or from September 30, 2012 through the date of this report that would indicate or would be a material departure from the financial information set forth in this report.  Furthermore, there are no other undisclosed events or events likely to occur, of which management is aware, that would materially affect the business and/or financial information set forth in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

N/A

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31 32	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

MEGANET CORPORATION

Date:	March 12, 2013	By:	/s/Saul Backal
Saul Backal, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer