Form 10-Q
period 2012-12-31
Meganet Corp
filed 2013-03-13
CIK 1527795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

MEGANET CORPORATION
BALANCE SHEETS

ASSETS
	December 31, 2012	March 31, 2012
	(Unaudited)
Current assets:
Cash	$130	$488
Prepaid expenses	10,093	990
Total current assets	10,223	1,478

Property and equipment, net	836,361	1,242,615

Total assets	$846,584	$1,244,093

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$501,058	$430,693
Officer loan	396,070	135,029
Total current liabilities	897,128	565,722

Total liabilities	897,128	565,722

Stockholders' equity (deficit):
Common stock; $0.001 par value, 100,000,000 shares authorized and
100,000,000 and 100,000,000 shares issued and outstanding at December 31, 2012
and March 31, 2012, respectively	100,000	100,000
Additional paid-in capital	2,736,686	2,711,573
Accumulated deficit	(2,887,230)	(2,133,202)
Total stockholders' equity (deficit)	(50,544)	678,371

Total liabilities and stockholders' equity (deficit)	$846,584	$1,244,093

The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31, 2012		Nine Months Ended December 31, 2012
	2012	2011	2012	2011

Revenues	$11,956	$--	$13,117	$79,620

Cost of revenues	8,358	1,187	8,569	36,155

Gross profit	3,598	(1,187)	4,548	43,465

Operating expenses:
General and administrative	14,923	37,307	79,523	143,561
Depreciation	153,733	118,829	457,340	353,424
Compensation and related payroll taxes	35,698	35,638	105,181	118,277
Rent	30,000	30,000	90,000	92,340
Total operating expenses	234,354	221,774	732,044	707,602

Loss before other expenses	(230,756)	(222,961)	(727,496)	(664,137)

Other expenses
Gain on sale of fixed assets	-	472	-	472
Interest expense	10,712	2,089	26,532	2,366

Loss before income taxes	(241,468)	(224,578)	(754,028)	(666,031)

Provision for income taxes	-	-	-	-

Net loss	$(241,468)	$(224,578)	$(754,028)	$(666,031)

Basic loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic weighted average common
shares outstanding	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31, 2012
	2012	2011

Cash flows from operating activities:
Net loss	$(754,028)	$(666,031)
Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
Depreciation	457,340	353,424
Gain on sale of asset		472
Imputed interest on officer advance	25,113	2,366
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(9,103)	57,579
Increase (Decrease) in unearned revenue	-	(10,000)
Increase (decrease) in accounts payable and accrued expenses	70,365	90,123
Net cash (used) provided in operating activities	(210,313)	(172,067)

Cash flows from investing activities:
Proceeds from disposal of fixed assets	-	4,854
Purchase of fixed assets	(51,086)	(31,367)
Net cash used in investing activities	(51,086)	(26,513)

Cash flows from financing activities:
Advances from officer	364,558	140,017
Repayment of officer advances	(103,517)	(26,843)
Net cash provided by financing activities	261,041	113,174

Net change in cash	(358)	(85,406)

Cash, beginning of period	488	89,584

Cash, end of period	$130	$4,178

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$16,594
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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated deficit of $2,887,230 as of December 31, 2012.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

4.	PREPAID EXPENSES

Prepaid expenses consist of the following as of December 31, 2012 and March 31, 2012:

	December 31, 2012	March 31, 2012
Rent paid in advance	$9,400	$-
Insurance	693	990
	$10,093	$990

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of December 31, 2012 and March 31, 2012:

	December 31, 2012	March 31, 2012
Furniture and equipment	$2,578,855	$2,538,823
Leasehold improvements	99,094	88,040
Vehicles	5,500	5,500
	2,683,449	2,632,363
Less: accumulated depreciation	(1,847,088)	(1,389,748)
	$836,361	$1,242,615

Depreciation expense for the three and nine months ended  December 31, 2012 was $153,733 and $457,340 respectively. Depreciation expense for the three and nine months ended  December 31, 2011 was $118,829 and $353,424 respectively.

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2012 and March 31, 2012:

	December 31, 2012	March 31, 2012
Accounts payable	$60,272	$49,437
Accrued payroll	396,160	304,859
Accrued payroll tax	44,626	76,396
	$501,058	$430,693

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7.	OPERATING LEASE

Lease obligations – On January 1, 2010, the Company entered into a 60 month lease for its 10,000 square foot office space located in Las Vegas Nevada.  The lease required no security deposit and provides for monthly payments of $10,000.  The lease provides for a 60 month renewal period at the expiration to the lease period which the Company anticipates to exercise. In negotiating the lease, the lessor agreed to add approximately $250,000 in leasehold improvements to the property. In exchange, the lessor also agreed to change the rate terms from 120 months at $5,000  per month to 60 months at $10,000 per month.  The remaining aggregate lease payments under the operating lease for the facilities as of December 31, 2012 are as follows:

2013                                               $   30,000
2014                                               $ 120,000
2015                                               $   90,000

Rental expense, resulting from operating lease agreements, for the three and nine months ending December 31, 2012 was $30,000 and $90,000, respectively. Rental expense, resulting from operating lease agreements, for the three and nine months ending December 31, 2011 was $30,000 and $92,340, respectively.

8.	RELATED PARTY TRANSACTIONS

Officer loan – During the nine months ended December 31, 2012 and 2011, the Company received net cash advances from the president in the amount of $261,041 and $113,174, respectively. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.

In accordance with FASB ASC 835-30 “Imputation of Interest” interest has been imputed on all advances made to Company by the president. During the nine months ended  December 31, 2012 and 2011, interest has been imputed and charged to additional paid-in capital in the amount of $25,113 and $2,366,  respectively.

Employment agreements – as of December 31, 2012 the Company had only one employment agreement which was with the President and majority shareholder. The employment agreement stipulates that the President is to receive a base salary of $120,000 per annum. The agreement also contains a provision allowing for a commission to be paid equal to 10% of gross sales achieved by the President. The total expense related to this agreement was $31,185 and $91,301 for the three and nine month period ended December 31, 2012, respectively. The total expense related to this agreement was $30,485 and $101,037 for the three and nine month period ended December 31, 2011, respectively. As of December 31, 2012, $396,160 of total compensation was unpaid and accrued in current liabilities.

The Company has accrued for unpaid payroll taxes related to these payroll expenses which amount to $44,626 and  $71,074 as of December 31, 2012 and 2011, respectively. These accruals do not include any interest or penalties related to the late status of these payments. Nonetheless, the Company anticipates that it will reasonably be able to negotiate the total past due amount of payroll taxes in order to effectively eliminate any penalties and interest.

9.	SUBSEQUENT EVENTS

Subsequent to the balance sheet date an officer loaned the company $15,000 in order to cover certain obligations that were due. This loan is noninterest bearing and no payments have been made as of the date that these financials were made available.

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

Liquidity

At December 31, 2012, the Company had cash in the amount of $130 compared to $501,058 in accounts payable and accrued liabilities. On a monthly basis the Company has fixed expenditures including without limitation rent and salary in the approximate amount of $25,000. This $25,000 includes the $10,000 monthly salary of our CEO which he does not take but rather accrues if money is not available for payment of the salary. Taking this into consideration, the Company needs $15,000 per month which equals $180,000 for 12 months to sustain operations and estimates it will need $180,000 in additional capital to sustain business operations over the next twelve months. Our CEO will lend the full $180,000 to Meganet, if cash is not otherwise available within the Company. Two thirds or 67% of this amount will pay rent, approximately 13% will pay property taxes, approximately 5% will pay utilities, 10% will pay salary and the remaining 5% will pay for maintenance and miscellaneous office expenses such as mail and shipping expense and office supplies.

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

Background to Understanding the Financial Results for the Past Three and Nine Month Periods

To understand Meganet’s financial results for the three and nine month periods, it is necessary to understand its sales cycle which is different from traditional companies that may have sales on a daily, weekly and/or monthly basis. Meganet’s sales cycle is highly sporadic as a result of its product lines and its customer mix.

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

Comparison of the Three Month Periods Ended December 31, 2012 and 2011

Revenues for the three month period ended December 31, 2012 totaled $11,956 compared to $0 for the three month period ended December 31, 2011. This fluctuation is due to the long governmental sales cycles discussed above.  During both time periods Meganet was working on procuring two large international sales contracts which it hopes to begin realizing revenue on by the end of June, 2013.  Operating expenses during the three month periods ended December 31, 2012 and 2011 were fairly uniform at $234,354 and $221,774 respectively.

Comparison of the Nine Month Periods Ended December 31, 2012 and 2011

Revenues for the nine month period ended December 31, 2012 totaled $13,117 compared to $79,620 for the nine month period ended December 31, 2011. This fluctuation is due to the long governmental sales cycles as mentioned earlier.  Operating expenses during the nine month periods ended December 31, 2012 and 2011 were $732,044 and $707,602 respectively.

Contractual Obligations

The Company has no long-term debt obligations, capital lease obligations, purchase obligations or other long-term liabilities other than the lease of its office and shop space for 60 months at $10,000 per month which commenced January 1, 2010.

Off-balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

No Undiclosed Material Trends or Events

There are no trends, events or developments that occurred during the three month period ended December 31, 2012, or from December 31, 2012 through the date of this report that would indicate or would be a material departure from the financial information set forth in this report.  Furthermore, there are no other undisclosed events or events likely to occur, of which management is aware, that would materially affect the business and/or financial information set forth in this report.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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