Form 10-K
period 2013-03-31
Meganet Corp
filed 2014-09-11
CIK 1527795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. 333-176256

MEGANET CORPORATION

(Exact name of registrant as specified in its Charter)

Nevada	80-0376822
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2510 E. Sunset Rd. Unit 5-777
Las Vegas, NV 89120
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (702) 987-0087

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):  Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer”, “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]      Accelerated Filer [ ]       Non-accelerated filer  [ ]      Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter is $0.00 since there was no bid or asked price on that day being September 30, 2013.

As of July 12, 2014, the Company had outstanding 100,000,000 shares of Common Stock, $0.001 par value.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. Unless the context otherwise requires, references in this annual report to “we,” “us,” “our,” or the “Company” refer to Thermal. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management Discussion and Analysis and Plan of Operation." If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report, which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.

PART I

Item 1. Business

History

Meganet was organized under the laws of the State of Nevada on March 26, 2009. On March 26, 2009, the Company issued 100,000,000 shares of common stock to the founding shareholders, valued at $0.021833 per share or $2,183,379 as consideration for equipment with a historical net book value of $2,205,365, liabilities of $50,000 and other net receivables of $28,104. The valuation was determined based upon the predecessor value of the assets and liabilities which were contributed to the Company in exchange for the shares of common stock. Each shareholder received the same number of shares held in the prior company. Meganet is an inventor, developer and marketer of data security, intelligence/counter-intelligence and military operational devices. Its customers include governments including the military of and the intelligence agencies of the United States and NATO as well as private enterprise.

Our Products

Meganet’s products are divided into five main categories.

Encryption

The Company is an assignee of patent rights (U.S. Patent # 6,219,421) to an encryption algorithm which has yet to be broken or compromised and which the Company believes is the most powerful on the market. Using this algorithm, the Company has developed a line of products using what Meganet calls Virtual Matrix Encryption or VME. These products have the capacity to protect data in biometric USB storage devices, computer files, email, chat, File Transfer Protocol (FTP), and more. VME also has digital signature applications and an electronic file shredder that allows for the secure shredding of confidential files, folders and disks.

Bomb Jamming

A bomb jammer prevents the detonation of an improvised explosive device (IED) also known as a roadside bomb. Meganet’s bomb jammers include motorcade applications for protecting convoys and soldier backpack applications for protecting foot patrols. Meganet has sold bomb jammers to the U.S. military, the U.S. intelligence agencies and for purposes of NATO applications. Meganet can also sell its bomb jammers outside the U.S. with a proper export license issued under the International Traffic in Arms Regulations (“ITAR”).

Communication Interception

The Company’s products include real-time cell phone, WiFi and other communication interceptors. Our client base for interceptors is the U.S. military and certain U.S. intelligence agencies and other countries and agencies of those countries upon obtaining the necessary export licensing under ITAR.

Secure Communications

The Company’s secure communication applications include encrypted cell phones, encrypted land lines, encrypted fax, encrypted PDA, encrypted radios, encrypted satellite phones and more. These are sold to and used by the U.S. military and select federal agencies and worldwide under ITAR licensing.

Intelligence/counter-intelligence Products

In addition to products already described in other categories, Meganet has a plethora of tools enabling the intelligence/counter-intelligence world to better perform its duties. In this realm, the Company provides bugs, bug detectors, bomb sniffers, miniature cameras and SPY and RAT phones. SPY phones include such functions as the carrier being able to activate the phone for purposes of recording and/or transmitting the proceedings of face to face meeting or conferences without any indication that the phone is active or has been activated. Also, other SPY phones allow for an outside party to activate a phone for the same purposes without even the carrier being aware that the phone has been activated.

Patents and Trademarks

As mentioned earlier, the Company is an assignee of patent rights (U.S. Patent # 6,219,421) to an encryption algorithm that supports Meganet’s encryption products. This patent was granted ten years ago and will therefore expire in April of 2021. Even after the expiration of the patent, Meganet will still be able to produce and sell the products based upon this patent. Meganet will just lose some of its competitive edge because others will also be able to use the technology after that time.

Meganet has also applied for patent protection on a technology it calls T-Sequence. A patent on this technology has not been granted but is pending. T-Sequence is also an encryption related technology. Meganet has one product at the present time based upon this technology.

Meganet has the following registered trademarks that it uses to identify its products and ideas in the marketplace: Secure Information is Power ™, Virtual Matrix Encryption ™, Meganet Corporation ™, Solutions for a Large Universe ™, VME ™, Ciphertext ™, Cipherlock ™, and Cipherfile ™.

Our Business Structure

Much of the value of our company and its products is based upon our intellectual property that provides, for example, the effectiveness of our encryption products and interceptor products. The intellectual property is normally in the form of software. The hardware such as USB storage devices or phones that we sell are typically comprised of off the shelf technology. However, when the hardware component is loaded with our proprietary software, the data on the storage device or the communications on the phones become encrypted to an extent that the product obtains it value. Though some of our intellectual property is protected by patent rights, much of it is protected by trade secrets. Accordingly, to protect our intellectual property from a rogue employee for example, access to our intellectual property is very limited within the Company.

The manufacturing of the hardware components of our products is conducted by independent third parties. We have no production contracts with these parties but rather order product via purchase orders when we have obtained an order from a client. We have manufacturers that over time we have come to trust, that deliver superior hardware product, whose identities we even consider as trade secrets. However, as stated previously, when the hardware product reaches us, it is superior product but does not go beyond what would be considered off the shelf technology. The software component that Meganet is assigned is then loaded into the product and shipped.

With the exception of the creation and production of our 59 software products which are created in house by our CEO, Mr. Saul Backal, many elements of our business operations from hardware manufacturing to sells to shipping are handled by third parties pursuant to purchase orders or invoicing without ongoing contractual arrangements. In this way, the Company has the flexibility to change suppliers as needed and the Company’s intellectual property is protected. Because of this, Meganet has only two employees. However, because of these two employees and the reliable third parties at the Company’s disposal, the ability of the Company to handle product orders is scalable and almost any size of a product order can be handled. It is possible that as the Company grows, additional employees will become necessary.

Marketing

Meganet actively markets its products. It is difficult, however, to track immediate results from specific marketing activities since our products typically have a long sales cycles. We market direct via a federal government GSA (U.S. General Services Administration) schedule, via a government SEWP (Solutions for Enterprise-Wide Procurement), via our website, via email, via electronic catalogs and domestic and international distributors.

We use database marketing to create personalized communications to customers or potential customers. We accumulate all data in the database and then use analytical tools to target a new product at the best matching customers or potential customers. We also use traditional marketing tools such as newspapers, TV interviews and mailings. We reach out with new products to potential markets through press releases and other trade show and/or media events. We network heavily with existing clients and potential clients that we know can benefit from new products or improved products we are bringing to market.

Competition

Our competition consists principally of other defense industry contractors. Of this group, the five that are among the largest and constitute our main competition are Lockheed Martin, General Dynamics, Northrop Grumman, Harris Corporation and ITT Corporation. Because of the effectiveness of the VME Technology that supports our encryption products and which is protected by U.S. Patent # 6,219,421, and the effectiveness of certain of our real-time interceptor products that to date, no one we know of has been able to duplicate, Meganet feels it does not have competition in relation to these products. However, because of the effectiveness of some of these products and because of their importance in military and intelligence applications, our markets in some products are limited to the U.S. military and certain federal agencies. However, with most of our products our market is worldwide after obtaining the necessary export license under ITAR. If these entities are not purchasing these products at a particular time or if we have supplied them all that they need at any particular time, our opportunity to sell product is limited, even if we do not have competition with respect to these products.

Government Regulation

The U.S. military and other federal agencies are almost the exclusive end-users of many of our products. To market to the military and these agencies, it is necessary that we have proper certifications from the U.S. government which we do have at this time. We are also subject to import/export laws which prohibit us from selling our products to anyone other than U.S. federal agencies and military unless we obtain proper export licensing under ITAR. It is necessary for us to continue to comply with these rules and regulations to which we are subject.

Research and Development

Our products have been and are development through the fertile and genius mind of our founder and CEO. When he conceives of a hardware component the Company needs in connection with a new product, he orders the hardware from one of the manufacturers in whom he has come to trust. If the manufacturer does not have the type of hardware needed as a ready product, the engineers of the manufacturer develop the product in order to fill the order to Meganet. Therefore the cost of the engineering work is included in the cost of the product to Meganet and is not borne directly by the customer. The cost of the development of the software by our CEO is merely a component of his salary. It is possible that the Company may outsource development work and incur research and development expense in that manner. However, it has not done so during the last two years. Our CEO spends 30% of his full working time on research and development. Accordingly, that is the amount of time spent by Meganet on research and development.

Item 1A. Risk Factors

Meganet may cease as a going concern.

The report of our independent registered public accounting firm points out that the Company has suffered recurring losses, used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant restructuring to sustain its operation for the foreseeable future. The auditors therefore believe that it is possible that Meganet may cease as a going concern in which event it is possible that investors would lose their investments. Management estimates it will need $180,000 in additional capital to sustain business operations over the next twelve months.

At the present time Meganet does not have additional authorized securities that it may sell in order to raise additional capital.

It is possible that Meganet may need to sell stock in the next 12 months in order to raise additional working capital. At the present time, Meganet has 100,000,000 shares of common stock issued and outstanding which constitutes all of the equity capital that is authorized and that Meganet may issue. Accordingly, in order to sell additional stock, that stock would first require approval by Meganet’s board of directors and shareholders and certain filings would need to be made with the Office of the Secretary of State of the State of Nevada. This could have the effect of slowing down the ability to obtain additional funding in an expedited manner. However, management is committed to not increase the number of authorized shares but to obtain any additional needed capital by borrowing the same from the Company’s CEO, Mr. Saul Backal. This presents the risk that needed capital would not be available to the Company if something should happen to Mr. Backal or if for any reason he is not available to the Company for purposes of making the loans needed.

If we lose our government certification, we would lose the ability to market to the U.S. Military and federal agencies.

The U.S. military and U.S. federal agencies comprise almost our entire sales market. We have the right to market to these agencies because we are certified as a government supplier. If we should ever lose this certification, it is almost certain that our business would fail.

If we fail to convince the market place that we have competitive products, we will not be commercially successful.

Even if we are successful in designing products competitive to those of our competitors, it is an ongoing need for us to educate and convince the market place of that competitiveness. If we are unable to do so, we will not be able to achieve the market penetration necessary to remain commercially successful and our investors may lose their investments.

If third party manufacturers do not perform in a commercially reasonable manner, Meganet may not be successful.

The Company relies on third parties to manufacture the hardware components of its products while our software components and products are created in house by our CEO, Mr. Saul Backal. The Company does not have supply contracts with the hardware manufacturers and instead works on an order-by-order basis. By not having supply contracts, the Company runs the risk that its current suppliers of hardware components will opt to discontinue their relationship with the Company thereby interrupting the flow of hardware components and limiting the Company’s ability to operate its business. If alternative third party manufacturers could not be located in a timely manner, the Company would go out of business and investors would lose their entire investment.

Our primary competitors are large department of defense contractors who have established names, products and almost unlimited resources to develop new products.

There are approximately five dominant defense contractors in our industry. They include Lockheed Martin, General Dynamics, Northrop Grumman, Harris Corporation and ITT Corporation. They have been able to successfully launch their products, and penetrate the marketplace. While we hope to design and market products that are competitive with those offered by these contractors, there is no assurance that we will be able to do so. Unless we are able to persuade government agencies that we have products superior to those of these dominant defense contractors, we will be unable to generate sufficient sales of our products to continue to be successful. Further, these contractors have numerous contracts within the government and its agencies, who may be unwilling to switch their buying habits to our Company.

Claims by others that our products infringed their patents or other intellectual property rights could adversely affect our financial condition.

Any claim of patent or other proprietary right infringement brought against us would be time consuming to defend and would likely result in costly litigation, diverting the time and attention of our management. Moreover, an adverse determination in a judicial or administrative proceeding could prevent us from developing, manufacturing and/or selling some of our products, which could harm our business, financial condition and operating results. Claims against our patents may cost the Company significant expenses to defend and if our patents are not upheld, the Company may not be able to continue operations and the investors may lose their entire investment.

We may not be able to protect our patent rights, trademarks, and other proprietary rights.

We believe that our patent rights, trademarks, and other proprietary rights are important to our success and our competitive position. While we have patents and licenses with respect to certain of our products, there is no assurance that they are adequate to protect our proprietary rights. Furthermore, manufacturers in third world countries have a reputation for abusing such rights, which abuse is almost impossible to prevent. Accordingly, we plan to devote substantial resources to the maintenance of these rights. However, the actions taken by us may be inadequate to prevent others from infringing upon our rights which could compromise any competitive position we may develop in the marketplace.

Military and intelligence operations are government agencies which are subject to budgetary constraints, which may inhibit sales.

Government agencies are generally subject to budgets which limit the amount of money that they can spend on weapons and device procurement. It may be that although a government agency is interested in acquiring our products, it will be unable to purchase our products because of budgetary constraints. Further, the lead time for an agency acquiring new weapons and receiving approval to acquire them may delay sales to such agencies. Any such delay will have an adverse effect upon our revenues.

If we cannot retain or hire qualified personnel, our business could fail.

Our business is a technical and highly specialized area of the military and intelligence supply industry. We are dependent on the genius and skills of our CEO and founder Mr. Saul Backal. The loss of Mr. Backal could disrupt our research and development and product promotion activities. We believe that our future success will depend in large part upon our ability to retain the services of Mr. Backal or attract and retain highly skilled, scientific and managerial personnel to replace him if that ever became necessary. We face intense competition for these kinds of personnel from other companies and organizations. We might not be successful in hiring or retaining the personnel needed for our company to be successful.

Our CEO and founder, Mr. Saul Backal, is an at-will employee and could leave Meganet’s employ upon his own volition.

Mr. Backal has an employment contract with Meganet. However, the contract provides that Mr. Backal’s employment is at-will and that he can leave Meganet at any time should he decide to do so. Should Mr. Backal leave Meganet’s employ at this time or in the near future, it would be very disruptive to the immediate future economic prospects of Meganet and probably the long term economic prospects as well.

Meganet’s officers and directors own over 50% of Meganet’s shares of common stock and can effectively control Meganet’s affairs.

Meganet’s officers and directors own approximately 54% of Meganet’s shares of common stock. As a result, they are able to control matters requiring approval by Meganet’s shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. The officers and directors may have interests that differ from other shareholders and may vote in a way with which disagree and which may be adverse to minority shareholder interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of Meganet, could deprive Meganet’s shareholders of an opportunity to receive a premium for their shares of common stock as part of a sale of Meganet and might ultimately affect the market price of Meganet’s common stock.

If the controlling shareholders sell a large number of shares all at once or in blocks, the value of Meganet’s shares would most likely decline.

The three officers and directors own approximately 54,000,000 of the 100,000,000 common shares that are issued and outstanding.  Meganet’s common stock is presently not traded on any market or securities exchange, but should a market develop, shares sold at a price below the current market price at which the common stock is trading will cause that market price to decline. Moreover, the offer or sale of large numbers of shares at any price may cause the market price to fall.

Meganet’s sales are sporadic making it impossible to sustain a steady cash flow from month to month.

The purchasers of our products are predominantly governments and militaries which can create sporadic sales cycles typified by large purchases separated by low or quite periods in between. In the event Meganet does not have a larger sale over a long period of time, the Company will not have the business revenue necessary to sustain business operations without obtaining capital from sources other than from business operations.

Meganet’s business operations suffer in a down world economy.

Meganet’s clients are predominantly governments and militaries that often have budget cut backs during a down economy due to declines in tax revenue. Management believes Meganet’s sales have been less over the past several years than they otherwise would have been because of the down world economy. Unless the world economy improves, it is possible that it will be difficult for the Company to obtain larger product sales in the future.

Item 1B. Unresolved Staff Comments.

Not Applicable

Item 2. Properties

On January 1, 2010, the Company entered into a 60 month lease for its 10,000 square foot office and shop space located in Las Vegas Nevada. The lease required no security deposit and provides for monthly payments of $10,000. The lease provides for a 60 month renewal period at the expiration to the lease period which the Company anticipates to exercise.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceeding.

Item 4.  Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no “established trading market” for our shares of common stock. We are not listed on any OTC Market or any other listing system or exchange. The Company has no common equity that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity. The Company has 100,000,000 common shares issued and outstanding, 42,000,000 of which could be sold at this time pursuant to Rule 144 promulgated under the Securities Act.

Holders

As of July 12, 2014, the number of record holders of the Company’s common stock is approximately 684.

Dividends

Holders of shares of common stock are entitled to share pro rata in dividends and distributions with respect to the common stock when, as and if declared by the Board of Directors out of funds legally available therefore. We have not paid any dividends on our common stock and intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, capital requirements and the financial condition of Meganet.

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The financial statements that form part of this annual report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent accountants that audited the financial statements observed that the Company requires capital for its contemplated operational and marketing activities and that the Company’s ability to raise additional capital through the future issuances of common stock is unknown and that the obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of profitable operations are necessary for the Company to continue operations. The independent accountants concluded that the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The confirmed sales to the two third world countries are for defense/security type products and were originally slated to be procured by the countries out of their respective defense budgets for the 2012 fiscal year.  However, in each case, the 2012 defense funds were spent by the countries on other priorities and the purchase of Meganet’s products have now been delayed until 2014.  Meganet has been told by each country that monies allocated in their 2014 defense budgets will be allocated to the purchase and the installation of Meganet’s products.  It should be noted that Company management will make every effort to finalize these two sales through and including receipt of all payment and believes based upon information it has at this time that it will be successful.  However, until payment is actually received, there can be no guarantee that management will be successful in these efforts.

Liquidity

At March 31, 2013, the Company had cash in the amount of $131 compared to $547,863 in accounts payable and accrued liabilities. On a monthly basis the Company has fixed expenditures including without limitation rent and salary in the approximate amount of $25,000. This $25,000 includes the $10,000 monthly salary of our CEO which he does not take but rather accrues if money is not available for payment of the salary. Taking this into consideration, the Company needs $15,000 per month which equals $180,000 for 12 months to sustain operations and estimates it will need $180,000 in additional capital to sustain business operations over the next twelve months. Our CEO will lend the full $180,000 to Meganet, if cash is not otherwise available within the Company. Two thirds or 67% of this amount will pay rent, approximately 13% will pay property taxes, approximately 5% will pay utilities, 10% will pay salary and the remaining 5% will pay for maintenance and miscellaneous office expenses such as mail and shipping expense and office supplies. During the fiscal year ended March 31, 2013, our CEO advanced to the Company the net amount of $285,256 to meet the financial needs of the Company.

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

Background to Understanding the Financial Results for the Past Three Years

To understand Meganet’s financial results for the past three years, it is necessary to understand its sales cycle which is different from traditional companies that may have sales on a daily, weekly and/or monthly basis. Meganet’s sales cycle is highly sporadic as a result of its product lines and its customer mix.

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

Prior Two Years

For the past two years, Meganet has been working hard toward securing some large sales which it believes will materialize in the near future. However, the financial statements included in this annual report show only sales totaling $13,117 for the fiscal year ending March 13, 2013 and $81,317 for the year ending March 31, 2012.  However, this pattern of sporadic sales is typical for this Company.

Our sporadic sales cycle is not the only reason for the lack of sales in the prior two years. The global economic crisis has made many of our customers put purchases on hold. The U.S. government in particular has had many departments put projects on hold, cancel some existing projects and in many cases simply run out of budget for new products. Also in the private sector, the economic downturn has made the purchase of products like ours not a possibility at this time.

Meganet is a company that goes from one large sale to the next with low or quite periods in between.

Results of Operations for Fiscal Year Ended March 31, 2013

During the fiscal year ended March 31, 2013, Meganet realized gross profit of $4,443. This was offset by operating expenses of $967,607 resulting in a net loss after interest expense of $999,852.  However, $607,915 of the operating expense was non-cash depreciation expense. Nevertheless there was an operating cash shortfall during the year. The shortfall was covered by a net increase in officer loans to the Company of $285,256.

The Company’s revenue consists primarily of revenue from the sale of jamming and interceptor hardware and data security software. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped. The Company recognizes revenue from the sale of hardware products (e.g., jammers and cell phone interceptors) and software included with hardware that is essential to the functionality of the hardware, in accordance with general revenue recognition accounting guidance. The software inherent to the functionality of the hardware is inseparable from the hardware component and does not have a standalone fair market value.

The Company has no continuing obligations, such as providing software updates, subsequent to the delivery of its products. This is true of software products as well as of hardware products for which software is a component. Accordingly, revenue recognition takes place pursuant to the guidelines in the preceding paragraph without any adjustments that would otherwise be required because of an ongoing obligation to maintain software.

In addition to the software essential to the hardware that is sold, the Company sells off the shelf software to customers that is not related to the hardware that is sold. The Company recognizes revenue in accordance with industry specific software accounting guidance for the following types of sales transactions: (i) standalone sales of software and (ii) sales of software upgrades.

Generally, the Company requires customers to deposit 50% of the gross sales price upon execution of a formal intent to sell with the remaining 50% due upon delivery of the product. The Company records deferred revenue when it receives payments in advance of the delivery of products.

Comparison of the Fiscal Years Ended March 31, 2013 and 2012

Operating results for the fiscal years ended March 31, 2013 and 2012 yielded gross profit of $4,443 and $45,765 respectively, operating expenses of $967,607 and $939,391 respectively and net loss of 999,852 and $899,267 respectively.  The decrease in gross profit for the year ended March 31, 2013 is indicative of the Company's sporatic sales discussed earlier in this prospectus making it impossible to forecast revenues or to sustain a steady flow of revenue from month to month.  The $28,216 increase in operating expenses was primarily a result of an increase of $102,247 in depreciation expense offset by a reduction of $76,626 in general and administrative expense.

Contractual Obligations

The Company has no long-term debt obligations, capital lease obligations, purchase obligations or other long-term liabilities other than the lease of its office and shop space for 60 months at $10,000 per month commencing January 1, 2010.

Off-balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

No Undisclosed Material Trends or Events

There are no trends, events or developments that occurred during the fiscal year ended March 31, 2013, or from March 31, 2013 through the date of this annual report that would indicate or would be a material departure from the financial information set forth in this annual report.  Furthermore, there are no other undisclosed events or events likely to occur, of which management is aware, that would materially affect the business and/or financial information set forth in this annual report.

All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this report, including the matters set forth in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward- looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this annual report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. We will file reports with the Securities and Exchange Commission ("SEC"). We shall make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800- SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this annual filing. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not Required.

Item 8. Financial Statements and Supplementary Data.

MEGANET CORPORATION
BALANCE SHEETS

ASSETS
	March 31, 2013	March 31, 2012

Current assets:
Cash	$131	$488
Prepaid expenses	--	990
Total current assets	131	1,478

Property and equipment, net	681,805	1,242,615

Total assets	$681,936	$1,244,093

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$547,863	$430,693
Officer loan	420,285	135,029
Total current liabilities	968,148	565,722

Total liabilities	968,148	565,722

Stockholders' equity (deficit):
Common stock; $0.001 par value, 100,000,000 shares authorized and
100,000,000 and 100,000,000 shares issued and outstanding at March 31, 2013
and March 31, 2012, respectively	100,000	100,000
Additional paid-in capital	2,746,842	2,711,573
Accumulated deficit	(3,133,054)	(2,133,202)
Total stockholders' equity (deficit)	(286,212)	678,371

Total liabilities and stockholders' equity (deficit)	$681,936	$1,244,093
The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2013	2012

Revenues	$13,117	$81,317

Cost of revenues	8,674	35,552

Gross profit	4,443	45,765

Operating expenses:
General and administrative	95,290	171,916
Depreciation	607,915	505,668
Compensation and related payroll taxes	144,402	154,084
Rent	120,000	120,000
Total operating expenses	967,607	951,668

Loss before other expenses	(963,164)	(905,903)

Other expenses
Gain on sale of fixed assets	-	12,277
Interest expense	(36,688)	(5,641)

Loss before income taxes	(999,852)	(899,267)

Provision for income taxes	-	-

Net loss	$(999,852)	$(899,267)

Basic loss per common share	$(0.01)	$(0.01)

Basic weighted average common
shares outstanding	100,000,000	100,000,000
The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(999,852)	$(899,267)
Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
Depreciation	607,915	505,668
Gain on sale of asset		(12,277)
Imputed interest on officer advance	35,269	5,641
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	990	58,150
Increase (Decrease) in unearned revenue	-	(10,000)
Increase (decrease) in accounts payable and accrued expenses	117,170	153,498
Net cash (used) provided in operating activities	(238,508)	(198,587)

Cash flows from investing activities:
Proceeds from disposal of fixed assets	-	26,419
Purchase of fixed assets	(47,105)	(51,957)
Net cash used in investing activities	(47,105)	(25,538)

Cash flows from financing activities:
Advances from officer	389,573	173,317
Repayment of officer advances	(104,317)	(38,288)
Net cash provided by financing activities	285,256	135,029

Net change in cash	(357)	(89,096)

Cash, beginning of period	488	89,584

Cash, end of period	$131	$488

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Officer contribution of fixed assets	$-	$252,210
Cash paid for taxes	$43,235	$-
The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED
MARCH 31, 2012 AND 2013

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, March 31, 2011	100,000,000	$100,000	$2,453,722	$(1,233,935)	$1,319,787

Imputed interest on shareholder loan			5,641		5,641

Shareholder contributions of fixed assets			252,210		252,210

Net loss	-	-	-	(899,267)	(899,267)

Balance, March 31, 2012	100,000,000	100,000	2,711,573	(2,133,202)	678,371

Imputed interest on shareholder loan			35,269		35,269

Net loss	-	-	-	(999,852)	(999,852)

Balance, March 31, 2013	100,000,000	$100,000	$2,746,842	$(3,133,054)	$(286,212)

The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND HISTORY

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

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT POLICIES – (CONTINUED)

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

Recent Accounting Pronouncements – The Company has evaluated recent pronouncements through Accounting Standards Updates “ASU” 2013-12 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated deficit of $3,133,054 as of March 31, 2013.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Management anticipates that that there will be sales sufficient to cover the next 12 months of cash operating expenses; however, there can be no surety that anticipated sales will materialize. In order to mitigate the risk related with this uncertainty, the CEO has agreed to contribute additional amounts to capital as needed to cover operating expenses.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of March 31, 2013 and March 31, 2012:

	March 31, 2013	March 31, 2012
Furniture and equipment	$2,574,874	$2,538,823
Leasehold improvements	99,094	88,040
Vehicles	5,500	5,500
	2,679,468	2,632,363
Less: accumulated depreciation	(1,997,663)	(1,389,748)
	$681,805	$1,242,615

Depreciation expense for the years ended March 31, 2013 and 2012 was $607,915 and $505,668, respectively.

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Accounts payable	$67,867	$49,438
Accrued payroll	426,160	304,859
Accrued payroll tax	53,836	76,396
	$547,863	$430,693

6.	OPERATING LEASE

Lease obligations – On January 1, 2010, the Company entered into a 60 month lease for its 10,000 square foot office space located in Las Vegas Nevada.  The lease required no security deposit and provides for monthly payments of $10,000.  The lease provides for a 60 month renewal period at the expiration to the lease period which the Company anticipates to exercise. In negotiating the lease, the lessor agreed to add approximately $250,000 in leasehold improvements to the property. In exchange, the lessor also agreed to change the rate terms from 120 months at $5,000  per month to 60 months at $10,000 per month.  The remaining aggregate lease payments under the operating lease for the facilities as of March 31, 2013 are as follows:

2014                                               $ 120,000
2015                                               $   90,000

Rental expense, resulting from operating lease agreements, for years ended March 31, 2013 and 2012 was $120,000 and $120,000, respectively.

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
7.	RELATED PARTY TRANSACTIONS

Officer loan – During the years ended March 31, 2013 and 2012, the Company received net cash advances from the president in the amount of $389,573 and $135,029, respectively. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.

In accordance with FASB ASC 835-30 “Imputation of Interest” interest has been imputed on all advances made to Company by the president. During the years ended March 31, 2013 and 2012, interest has been imputed and charged to additional paid-in capital in the amount of $35,269 and $5,641,  respectively.

Employment agreements – as of March 31, 2013 the Company had only one employment agreement which was with the President and majority shareholder. The employment agreement stipulates that the President is to receive a base salary of $120,000 per annum. The agreement also contains a provision allowing for a commission to be paid equal to 10% of gross sales achieved by the President. The total expense related to this agreement was $121,301 and 129,168 for the years ended March 31, 2013 and 2012, respectively.  As of March 31, 2013, $426,160 of total compensation was unpaid and accrued in current liabilities.

The Company has accrued for unpaid payroll taxes related to these payroll expenses which amount to $53,836 and  $76,396 as of March 31, 2013 and 2012, respectively. These accruals include $5,412 in interest or penalties related to the late status of these payments. Nonetheless, the Company anticipates that it will reasonably be able to negotiate the total past due amount of payroll taxes in order to effectively eliminate penalties and interest.

8.	INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740  requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $204,400 which is calculated by multiplying a 35% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended March 31,	2013	2012
Book loss for the year	$(999,852)	$(899,267)
Adjustments:
Unpaid salaries	98,771	104,714
Tax depreciation under (over) book	281,350	(69,282)
Non-deductible stock compensation	-	-
Non-deductible portion of meals and entertainment	462	3,843
Imputed interest on Officer Loan	35,269
Non-deductible penalties	-	-
Tax loss for the year	(4,000)	(859,992)
Estimated effective tax rate	35%	35%
Deferred tax asset	$204,400	$300,997

The total valuation allowance is $204,400. Details for the last two periods are as follows:

For the period ended March 31,	2013	2012
Deferred tax asset	$204,400	$300,997
Valuation allowance	(204,400)	(300,997)
Current taxes payable	-	-
Income tax expense	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2013	$204,400	2033
2012	$301,000	2032
2011	$200,500	2031
2010	$284,500	2030

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
9.	SUBSEQUENT EVENTS

Subsequent to the balance sheet date the Company received net cash advances from the president in the amount of $43,653 in order to cover certain obligations that were due. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.

The Company has evaluated events subsequent to the balance sheet date through the issuance date of these financial statements in accordance with FASB ASC 855 and has determined that other than above there are no such events that would require adjustment to, or disclosure in, the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, and summarized and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013.  In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, our management concluded that there are no material weaknesses in our internal control over financial reporting.  A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of March 31, 2013.

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

Item 9(B). Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management

Executive Officers and Directors

Set forth below is certain information with respect to our executive officers and directors:

Name	Age	Position
Saul Backal	50	Chairman and CEO
Merav Backal	47	Vice President and Director
Orna Mizrahi	46	Treasurer and Director

Saul Backal

Saul Backal is our Chairman and CEO and has held these positions since the inception of the Company on March 26, 2009. Prior thereto from 1997 to 2009, Mr. Backal was the Chairman and CEO of Meganet Corporation, a California corporation, which was also engaged in encryption, jamming, interception, biometric products and government & military products. With both companies, Mr. Backal was over management, organizational structure, finance, sales and marketing. Because of Mr. Backal’s intimate knowledge of Meganet, its products, clients, technologies and business operations, it is a natural fit for Mr. Backal to serve as Chairman of our board of directors.

Merav Backal

Merav Backal is vice president of the Company working with international sales, marketing, distribution, and production. She is also a director of Meganet. She has held this position since June, 2012. For approximately the past 20 years, Ms. Backal owned with her husband a large publishing house in Europe. This ownership has given Ms. Backal vast business experience in sales, marketing and international trade, all of which is helpful to our company and qualifies her as a member of our board of directors.

Orna Mizrahi

Orna Mizrahi is treasurer of the Company working with financial management and planning, accounting and controller duties. She has held this position since the inception of the Company in 2009. Prior thereto she held the same position in Meganet Corporation, the California corporation from 1999 to 2009. She is also a member of our board of directors. Ms. Mizrahi has worked as a CPA in Europe for approximately 20 years. During this time she has served as the controller for the European operations of large international companies including Sony Electronics, DES Electronics, and RAFA Pharmaceuticals. Because of this experience she is valuable to Meganet as treasurer and as a member of the board of directors.

Saul Backal and Orna Mizrahi are siblings.  Merav Backal is their sister-in-law.

Section 16(a) Beneficial Ownership Reporting Compliance

Since we have no stock registered under Section 12(b) or Section 12(g) of the Exchange Act, there are no persons who need to file reports under Section 16(a) of the Exchange Act.

Code of Ethics

The Company adopted a Code of Ethics that is filed as exhibit 14.1 hereto.

Item 11. Executive Compensation

Director Compensation

The Company does not compensate its directors for serving on the board of directors.

Executive Compensation

Summary Compensation Table

Name and principal position	Year	Salary ($)	Commissions ($)	Stock Awards ($)	Total ($)
Saul Backal, CEO (1)	2013	$120,000	$1,301	0	$121,301
	2012	$120,000	$9,168	0	$129,168
	2011	$120,000	$39,620	0	$159,620

(1)  Mr. Backal has an employment agreement which provides he is to receive a base annual salary of $120,000. In addition he is to receive 10% of the gross product sales he brings to the Company. Mr. Backal has declined to take earned compensation when the Company is not in a cash position to pay it. In 2011 Mr. Backal was paid $62,470 of his total compensation of $159,620 which means $97,150 was accrued.   In 2012 Mr. Backal had total compensation of $129,168 all of which was accrued.  However, during 2012 he received cash payment of $43,173 which was payment toward prior year compensation accruals.  In 2013 Mr. Backal had total compensation of $121,301 all of which was accrued. As of March 31, 2013, $426,160 of Mr. Backal’s total compensation was unpaid and accrued in current liabilities. Pursuant to his employment agreement, Mr. Backal is an at-will employee and may terminate his employment at any time. Also pursuant to his employment agreement, Mr. Backal has the authority to increase his own salary and the discretion to pay himself a bonus if he believes major progress in being made with the company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of July 12, 2014, we had 100,000,000 shares of common stock outstanding, which are our only outstanding voting securities. The following table sets forth information regarding the beneficial ownership of our common stock as of July 12, 2014, by:

•	each person who is known by us to own beneficially more than 5% of our common stock;

•	each of our executive officers;

•	each of our current directors; and

•	all officers and directors as a group.

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Saul Backal (1)	51,625,050 Direct	52%
Common	Merav Backal (1)	1,000,000 Direct	1%
Common	Orna Mizrahi (1)	1,000,000 Direct	1%
Common	All directors and officers as a group (3 persons)	53,625,050 Direct	54%

(1)	Person’s address is 2510 E. Sunset Rd. Unit 5-777, Las Vegas, NV 89120.

Changes in Control

There are no additional present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Officer loan – During the years ended March 31, 2013 and 2012, the Company received net cash advances from the president in the amount of $389,573 and $173,317, respectively. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.

Interest has been imputed on all advances made to Company by the president. During the years ended March 31, 2013 and 2012, interest has been imputed and charged to additional paid-in capital in the amount of $35,269 and $5,641, respectively.

Employment agreements – as of March 31, 2013 the Company had only one employment agreement which was with the President and majority shareholder. The employment agreement stipulates that the President is to receive a base salary of $120,000 per annum. The agreement also contains a provision allowing for a commission to be paid equal to 10% of gross sales achieved by the President. The total expense related to this agreement was $121,301 and 129,168 for the years ended March 31, 2013 and 2012, respectively.  As of March 31, 2013, $426,160 of total compensation was unpaid and accrued in current liabilities.

The Company has accrued for unpaid payroll taxes related to these payroll expenses which amount to $53,836 and $76,396 as of March 31, 2013 and 2012, respectively. These accruals include $5,412 in interest or penalties related to the late status of these payments. Nonetheless, the Company anticipates that it will reasonably be able to negotiate the total past due amount of payroll taxes in order to effectively eliminate penalties and interest.

Director Independence

We do not have any independent directors serving on our Board of Directors. The definition the Company uses to determine whether a director is independent is NASDAQ Rule 4200(a)(15). The text of this rule is attached to this Annual Report as Exhibit 99.1.

Item 14.  Principal Accounting Fees and Services

The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended March 31, 2013 and 2012:

	2013	2012
Fee Category
Audit Fees	$18,500	$7,600
Audit-related Fees	6,000	-
Tax Fees	-	-
All Other Fees	6,500	7,500
Total Fees	$31,000	$15,100

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Item. 15. Exhibits

Exhibit No.	Exhibit Name
14.1	Code of Ethics
31.1	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
99.1	Independent Director Rule

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEGANET CORPORATION

By: /s/ Saul Backal
-----------------------------------------------------
Saul Backal, CEO

Date: September 11, 2014

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Saul Backal
-----------------------------------------
Saul Backal, Director and
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

Date: September 11, 2014

By: /s/ Merav Backal
-----------------------------------------------------
Merav Backal, Director

Date: September 11, 2014

By: /s/ Orna Mizrahi
-----------------------------------------------------
Orna Mizrahi, Director

Date: September 11, 2014