Form 10-Q
period 2013-06-30
Meganet Corp
filed 2014-12-30
CIK 1527795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes [  ] No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  December 30, 2014 – 100,000,000 shares of common stock, $0.001 par value.

MEGANET CORPORATION

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MEGANET CORPORATION
BALANCE SHEETS

ASSETS
	June 30, 2013	March 31, 2013
Current assets:	(Unaudited)
Cash	$325	$131
Total current assets	325	131

Property and equipment, net	529,759	681,805

Total assets	$530,084	$681,936

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$617,282	$547,863
Officer loan	421,356	420,285
Total current liabilities	1,038,638	968,148

Total liabilities	1,038,638	968,148

Stockholders' equity:
Common stock; $0.001 par value, 100,000,000 shares authorized and
100,000,000 and 100,000,000 shares issued and outstanding at June 30, 2013
and March 31, 2013, respectively	100,000	100,000
Additional paid-in capital	2,757,215	2,746,842
Accumulated deficit	(3,365,769)	(3,133,054)
Total stockholders' equity	(508,554)	(286,212)

Total liabilities and stockholders' equity	$530,084	$681,936

The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2013	2012

Revenues	$-	$1,161

Cost of revenues	-	106

Gross profit	-	1,055

Operating expenses:
General and administrative	4,817	27,128
Depreciation	152,046	148,679
Compensation and related payroll taxes	35,479	35,138
Rent	30,000	30,000
Total operating expenses	222,342	240,945

Loss before other expenses	(222,342)	(239,890)

Other expenses
Interest expense	10,373	5,644

Loss before income taxes	(232,715)	(245,534)

Provision for income taxes	-	-

Net loss	$(232,715)	$(245,534)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	100,000,000	100,000,000

The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(232,715)	$(245,534)
Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
Depreciation	152,046	148,679
Imputed interest on officer advance	10,373	5,645
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	(63,603)
Increase (decrease) in accounts payable and accrued expenses	69,419	(26,798)
Net cash (used) in operating activities	(877)	(181,611)

Cash flows from investing activities:
Purchase of fixed assets	-	(33,739)
Net cash (used) in investing activities	-	(33,739)

Cash flows from financing activities:
Advances from officer	1,186	331,916
Repayment of officer advances	(115)	(24,890)
Net cash provided by financing activities	1,071	307,026

Net change in cash	194	91,676

Cash, beginning of period	131	488

Cash, end of period	$325	$92,164

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Recent Accounting Pronouncements – The Company has evaluated recent pronouncements through Accounting Standards Updates “ASU” 2014-08 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated deficit of $3,365,769 as of June 30, 2013.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Management anticipates that that there will be sales sufficient to cover the next 12 months of cash operating expenses; however, there can be no surety that anticipated sales will materialize. In order to mitigate the risk related with this uncertainty, the CEO has agreed to contribute additional amounts to capital as needed to cover operating expenses.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of June 30, 2013 and March 31, 2013:

	June 30, 2013	March 31, 2013
Furniture and equipment	$2,574,874	$2,574,874
Leasehold improvements	99,094	99,094
Vehicles	5,500	5,500
	2,679,468	2,679,468
Less: accumulated depreciation	(2,149,709)	(1,997,663)
	$529,759	$681,805

Depreciation expense, for the three month period ending June 30, 2013 and 2012 was $152,046 and $148,679, respectively.

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of June 30, 2013 and March 31, 2013:

	June 30, 2013	March 31, 2013
Accounts payable	$100,184	$67,867
Accrued payroll	456,160	426,160
Accrued payroll tax	60,938	53,836
	$617,282	$547,863

6.	OPERATING LEASE

Lease obligations – On January 1, 2010, the Company entered into a 60 month lease for its 10,000 square foot office space located in Las Vegas, Nevada.  The lease required no security deposit and provides for monthly payments of $10,000.  The lease provides for a 60 month renewal period at the expiration to the lease period which the Company anticipates to exercise. In negotiating the lease, the lessor agreed to add approximately $250,000 in leasehold improvements to the property. In exchange, the lessor also agreed to change the rate terms from 120 months at $5,000  per month to 60 months at $10,000 per month.  The remaining aggregate lease payments under the operating lease for the facilities as of June 30, 2013 are as follows:

2014                                               $  60,000

Rental expense, resulting from operating lease agreements, for the three month period ending June 30, 2013 and 2012 was $30,000 and $30,000, respectively.

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7.	RELATED PARTY TRANSACTIONS

Officer loan – During the three month period ending June 30, 2013, the Company received net cash advances from the president in the amount of $115. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.

In accordance with FASB ASC 835-30 “Imputation of Interest” interest has been imputed on all advances made to Company by the president. During the three month period ending June 30, 2013 and 2012, interest has been imputed and charged to additional paid-in capital in the amount of $10,373 and $5,644, respectively.

Employment agreements – as of June 30, 2013 the Company had only one employment agreement which was with the President and majority shareholder. The employment agreement stipulates that the President is to receive a base salary of $120,000 per annum. The agreement also contains a provision allowing for a commission to be paid equal to 10% of gross sales achieved by the President. The total expense related to this agreement was $30,000 and 30,116 for the three month period ending June 30, 2013 and 2012, respectively.  As of June 30, 2013, $456,160 of total compensation was unpaid and accrued in current liabilities.

The Company has accrued for unpaid payroll taxes related to these payroll expenses which amount to $7,102 and  $5,022 as of June 30, 2013 and 2012, respectively. These accruals include $1,649 in interest or penalties related to the late status of these payments. Nonetheless, the Company anticipates that it will reasonably be able to negotiate the total past due amount of payroll taxes in order to effectively eliminate penalties and interest.

9.	SUBSEQUENT EVENTS

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

The financial statements that form part of this quarterly report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent accountants observed that the Company requires capital for its contemplated operational and marketing activities and that the Company’s ability to raise additional capital through the future issuances of common stock is unknown and that the obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition to the attainment of profitable operations are necessary for the Company to continue operations. The independent accountants concluded that the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Our management has been with Meganet from its inception and has in the past shepherded all software products from the development stage through the government procurement process to final delivery and payment. Management believes that despite the Company’s current illiquid position, the Company is in a good position with respect to the upcoming 18 to 24 months of operations estimating Meganet has more than $10,000,000 of potential product sales in the so-called product pipeline. Being in the pipeline does not mean that product has necessarily been bought, sold or ordered. It does mean that products are somewhere in the bidding and/or procurement process and in management’s opinion have a reasonable chance of becoming orders, having a portion of those orders delivered and thereby producing collected revenues for the Company in material amounts within the next 18 to 24 months. Management expects 50% of the potential product sales in its pipeline to produce revenue. At the present time Meganet has confirmed sales to two third world countries, one in the amount of $30,000,000 and one in the amount of $25,000,000. However, Meganet has not received the up-front cash deposit for either order that it requires before Meganet will begin filling the order. It is the potential of these two orders that account for much of the $10,000,000 pipeline estimate set forth earlier in this paragraph.  These two orders have been delayed due to budgetary issues within the respective countries.

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

The confirmed sales to the two third world countries are for defense/security type products and were originally slated to be procured by the countries out of their respective defense budgets for the 2012 fiscal year.  However, in each case, the 2012 defense funds were spent by the countries on other priorities and the purchase of Meganet’s products have now been delayed until 2015.  Meganet has been told by each country that monies allocated in their 2015 defense budgets will be allocated to the purchase and the installation of Meganet’s products.  It should be noted that Company management will make every effort to finalize these two sales through and including receipt of all payment and believes based upon information it has at this time that it will be successful.  However, until payment is actually received, there can be no guarantee that management will be successful in these efforts.

Liquidity

At June 30, 2013, the Company had cash in the amount of $325 compared to $617,828 in accounts payable and accrued liabilities. On a monthly basis the Company has fixed expenditures including without limitation rent and salary in the approximate amount of $25,000. This $25,000 includes the $10,000 monthly salary of our CEO which he does not take but rather accrues if money is not available for payment of the salary. Taking this into consideration, the Company needs $15,000 per month which equals $180,000 for 12 months to sustain operations and estimates it will need $180,000 in additional capital to sustain business operations over the next twelve months. Our CEO will lend the full $180,000 to Meganet, if cash is not otherwise available within the Company. Two thirds or 67% of this amount will pay rent, approximately 13% will pay property taxes, approximately 5% will pay utilities, 10% will pay salary and the remaining 5% will pay for maintenance and miscellaneous office expenses such as mail and shipping expense and office supplies. During the fiscal year ended March 31, 2013, our CEO advanced to the Company the net amount of $285,256 to meet the financial needs of the Company.

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

Comparison of the Fiscal Quarters Ended June 30, 2013 and 2012

Operating results for the fiscal quarters ended June 30, 2013 and 2012 yielded gross profit of $0 and $1,055 respectively, operating expenses of $222,342 and $240,945 respectively and net loss of $232,715 and $245,534 respectively.  The gross profit for both periods was either non-existent or negligible.  Non-cash depreciation expense of $152,046 for the quarter ended June 30, 2013 and $148,679 for the quarter ended June 30, 2012, was responsible for over 60% of the operating expense and net loss for the respective periods.

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

No Undisclosed Material Trends or Events

There are no trends, events or developments that occurred during the fiscal quarter ended June 30, 2013, or from June 30, 2013 through the date of this quarterly report that would indicate or would be a material departure from the financial information set forth in this quarterly report.  Furthermore, there are no other undisclosed events or events likely to occur, of which management is aware, that would materially affect the business and/or financial information set forth in this quarterly report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company qualifies as a “smaller reporting company” as defined in 17 C.F.R. §229.10(f)(1), and is not required to provide information by this item.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on that evaluation and due to the fact this quarterly report for the quarter ended June 30, 2013, has not been filed on a timely basis, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures had not been effective to provide reasonable assurance that information we are required to disclose in reports that we file under the Exchange Act is recorded, processed, and summarized to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A.  Risk Factors.

The Company qualifies as a “smaller reporting company” as defined in 17 C.F.R. §229.10(f)(1), and is not required to provide information by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.                                                      Identification of Exhibit

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

MEGANET CORPORATION

Date:	December 30, 2014	By:	/s/Saul Backal
Saul Backal, CEO