Form 10-Q
period 2013-09-30
Meganet Corp
filed 2014-12-30
CIK 1527795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

MEGANET CORPORATION
BALANCE SHEET

ASSETS
	September 30, 2013	March 31, 2013
Current assets:	(Unaudited)
Cash	$1,059	$131
Total current assets	1,059	131

Property and equipment, net	376,033	681,805

Total assets	$377,092	$681,936

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$683,755	$547,863
Officer loan	419,434	420,285
Total current liabilities	1,103,189	968,148

Total liabilities	1,103,189	968,148

Stockholders' equity:
Common stock; $0.001 par value, 100,000,000 shares authorized and
100,000,000 and 100,000,000 shares issued and outstanding at September 30, 2013
and March 31, 2013, respectively	100,000	100,000
Additional paid-in capital	2,767,700	2,746,842
Accumulated deficit	(3,593,797)	(3,133,054)
Total stockholders' equity	(726,097)	(286,212)

Total liabilities and stockholders' equity	$377,092	$681,936

The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Revenues	$15,518	$--	$15,518	$1,161

Cost of revenues	140	105	140	211

Gross profit	15,378	(105)	15,378	950

Operating expenses:
General and administrative	12,815	37,472	17,632	64,600
Depreciation	153,726	154,927	305,772	303,607
Compensation and related payroll taxes	36,380	34,344	71,859	69,482
Rent	30,000	30,000	60,000	60,000
Total operating expenses	232,921	256,743	455,263	497,689

Loss before other expenses	(217,543)	(256,848)	(439,885)	(496,739)

Other expenses
Interest expense	10,485	10,176	20,858	15,820

Loss before income taxes	(228,028)	(267,024)	(460,743)	(512,559)

Provision for income taxes	-	-	-	-

Net loss	$(228,028)	$(267,024)	$(460,743)	$(512,559)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(460,743)	$(512,559)
Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
Depreciation	305,772	303,607
Imputed interest on officer advance	20,858	15,172
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	(33,603)
Increase (decrease) in accounts payable and accrued expenses	135,892	23,042
Net cash (used) provided in operating activities	1,779	(204,341)

Cash flows from investing activities:
Purchase of fixed assets	-	(46,914)
Net cash (used) in investing activities	-	(46,914)

Cash flows from financing activities:
Advances from officer	5,133	352,666
Repayment of officer advances	(5,984)	(101,525)
Net cash (used) provided by financing activities	(851)	251,141

Net change in cash	928	(114)

Cash, beginning of period	131	488

Cash, end of period	$1,059	$374

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Recent Accounting Pronouncements – The Company has evaluated recent pronouncements through Accounting Standards Updates “ASU” 2014-15 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated deficit of $3,593,797 as of September 30, 2013.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Management anticipates that that there will be sales sufficient to cover the next 12 months of cash operating expenses; however, there can be no surety that anticipated sales will materialize. In order to mitigate the risk related with this uncertainty, the CEO has agreed to contribute additional amounts to capital as needed to cover operating expenses.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of September 30, 2013 and March 31, 2013:

	September 30, 2013	March 31, 2013
Furniture and equipment	$2,574,874	$2,574,874
Leasehold improvements	99,094	99,094
Vehicles	5,500	5,500
	2,679,468	2,679,468
Less: accumulated depreciation	(2,303,435)	(1,997,663)
	$376,033	$681,805

Depreciation expense, for the three and six months ended September 30, 2013 was $153,726 and $305,772, respectively.   Depreciation expense, for the three and six months ended September 30, 2012 was $154,927 and $303,607, respectively.

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of September 30, 2013 and March 31, 2013:

	September 30, 2013	March 31, 2013
Accounts payable	$128,588	$67,867
Accrued payroll	487,712	426,160
Accrued payroll tax	67,455	53,836
	$683,755	$547,863

6.	OPERATING LEASE

Lease obligations – On January 1, 2010, the Company entered into a 60 month lease for its 10,000 square foot office space located in Las Vegas, Nevada.  The lease required no security deposit and provides for monthly payments of $10,000.  The lease provides for a 60 month renewal period at the expiration to the lease period which the Company anticipates to exercise. In negotiating the lease, the lessor agreed to add approximately $250,000 in leasehold improvements to the property. In exchange, the lessor also agreed to change the rate terms from 120 months at $5,000  per month to 60 months at $10,000 per month.  The remaining aggregate lease payments under the operating lease for the facilities as of September 30, 2013 are as follows:

2014                                               $   60,000
2015                                               $   90,000

Rental expense, for the three and six months ended September 30, 2013 was $30,000 and $60,000, respectively.   Rental expense, for the three and six months ended September 30, 2012 was $30,000 and $60,000, respectively.

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
7.	RELATED PARTY TRANSACTIONS

Officer loan – During the three month period ending September 30, 2013, the Company received net cash advances from the president in the amount of $851. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.

In accordance with FASB ASC 835-30 “Imputation of Interest” interest has been imputed on all advances made to Company by the president. During the three and six month period ending September 30, 2013, interest has been imputed and charged to additional paid-in capital in the amount of $10,485 and $20,858, respectively. During the three and six month period ending September 30, 2012, interest has been imputed and charged to additional paid-in capital in the amount of $9,528 and $15,172, respectively.

Employment agreements – As of September 30, 2013 the Company had only one employment agreement which was with the President and majority shareholder. The employment agreement stipulates that the President is to receive a base salary of $120,000 per annum. The agreement also contains a provision allowing for a commission to be paid equal to 10% of gross sales achieved by the President. The total expense related to this agreement was $31,552 and $61,668 for the three and six month period ending September 30, 2013, respectively. The total expense related to this agreement was $30,000 and 60,116 for the three and six month period ending September 30, 2012, respectively. As of September 30, 2013, $487,712 of total compensation was unpaid and accrued in current liabilities.

The Company has accrued for unpaid payroll taxes related to these payroll expenses which amount to $67,455 and  $40,323 as of September 30, 2013 and 2012, respectively.  These accruals include $3,312 in interest or penalties related to the late status of these payments. Nonetheless, the Company anticipates that it will reasonably be able to negotiate the total past due amount of payroll taxes in order to effectively eliminate penalties and interest.

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

Liquidity

At September 30, 2013, the Company had cash in the amount of $1,059 compared to $683,755 in accounts payable and accrued liabilities. On a monthly basis the Company has fixed expenditures including without limitation rent and salary in the approximate amount of $25,000. This $25,000 includes the $10,000 monthly salary of our CEO which he does not take but rather accrues if money is not available for payment of the salary. Taking this into consideration, the Company needs $15,000 per month which equals $180,000 for 12 months to sustain operations and estimates it will need $180,000 in additional capital to sustain business operations over the next twelve months. Our CEO will lend the full $180,000 to Meganet, if cash is not otherwise available within the Company. Two thirds or 67% of this amount will pay rent, approximately 13% will pay property taxes, approximately 5% will pay utilities, 10% will pay salary and the remaining 5% will pay for maintenance and miscellaneous office expenses such as mail and shipping expense and office supplies. During the fiscal year ended March 31, 2013, our CEO advanced to the Company the net amount of $285,256 to meet the financial needs of the Company.

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

Comparison of the Fiscal Quarters Ended September 30, 2013 and 2012

Operating results for the fiscal quarters ended September 30, 2013 and 2012 yielded gross profit of $15,378 and $(105) respectively, operating expenses of $233,921 and $256,743 respectively and net loss of $228,028 and $267,024 respectively.  The gross profit for both periods was either non-existent or negligible.  Non-cash depreciation expense of $153,726 for the quarter ended September 30, 2013 and $154,927 for the quarter ended September 30, 2012, was responsible for over 60% of the operating expense and net loss for the respective periods.

Comparison of the Six Month Periods Ended September 30, 2013 and 2012

Operating results for the six month periods ended September 30, 2013 and 2012 yielded gross profit of $15,378 and $950 respectively, operating expenses of $455,263 and $497,689 respectively and net loss of $460,743 and $512,559 respectively.  The gross profit for both periods was negligible.  Non-cash depreciation expense of $305,772 for the six month period ended September 30, 2013 and $303,607 for the six month period ended September 30, 2012, was responsible for over 60% of the operating expense and net loss for the respective periods.

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

No Undisclosed Material Trends or Events

There are no trends, events or developments that occurred during the fiscal quarter or the six month period ended September 30, 2013, or from September 30, 2013 through the date of this quarterly report that would indicate or would be a material departure from the financial information set forth in this quarterly report.  Furthermore, there are no other undisclosed events or events likely to occur, of which management is aware, that would materially affect the business and/or financial information set forth in this quarterly report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company qualifies as a “smaller reporting company” as defined in 17 C.F.R. §229.10(f)(1), and is not required to provide information by this item.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on that evaluation and due to the fact this quarterly report for the quarter ended September 30, 2013, has not been filed on a timely basis, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures had not been effective to provide reasonable assurance that information we are required to disclose in reports that we file under the Exchange Act is recorded, processed, and summarized to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.                                                      Identification of Exhibit

31 32	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

MEGANET CORPORATION

Date:	December 30, 2014	By:	/s/Saul Backal
Saul Backal, CEO