Form 10-Q
period 2013-12-31
Meganet Corp
filed 2014-12-30
CIK 1527795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

MEGANET CORPORATION
BALANCE SHEETS

ASSETS
	December 31, 2013	March 31, 2013
Current assets:	(Unaudited)
Cash	$9,807	$131
Total current assets	9,807	131

Property and equipment, net	222,305	681,805

Total assets	$232,112	$681,936

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$653,118	$547,863
Officer loan	537,848	420,285
Total current liabilities	1,190,966	968,148

Total liabilities	1,190,966	968,148

Stockholders' equity:
Common stock; $0.001 par value, 100,000,000 shares authorized and
100,000,000 and 100,000,000 shares issued and outstanding at December 31, 2013
and March 31, 2013, respectively	100,000	100,000
Additional paid-in capital	2,779,649	2,746,842
Accumulated deficit	(3,838,503)	(3,133,054)
Total stockholders' equity	(958,854)	(286,212)

Total liabilities and stockholders' equity	$232,112	$681,936

The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Revenues	$3,056	$11,956	$18,574	$13,117

Cost of revenues	97	8,358	237	8,569

Gross profit	2,959	3,598	18,337	4,548

Operating expenses:
General and administrative	17,046	14,923	34,678	79,523
Depreciation	153,728	153,733	459,500	457,340
Compensation and related payroll taxes	34,942	35,698	106,801	105,181
Rent	30,000	30,000	90,000	90,000
Total operating expenses	235,716	234,354	690,979	732,044

Loss before other expenses	(232,757)	(230,756)	(672,642)	(727,496)

Other expenses
Interest expense	11,949	10,712	32,807	26,532

Loss before income taxes	(244,706)	(241,468)	(705,449)	(754,028)

Provision for income taxes	-	-	-	-

Net loss	$(244,706)	$(241,468)	$(705,449)	$(754,028)

Basic loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic weighted average common
shares outstanding	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(705,449)	$(754,028)
Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
Depreciation	459,500	457,340
Imputed interest on officer advance	32,807	25,113
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	(9,103)
Increase (decrease) in accounts payable and accrued expenses	105,255	70,365
Net cash (used) in operating activities	(107,887)	(210,313)

Cash flows from investing activities:
Purchase of fixed assets	-	(51,086)
Net cash (used) in investing activities	-	(51,086)

Cash flows from financing activities:
Advances from officer	127,610	364,558
Repayment of officer advances	(10,047)	(103,517)
Net cash provided by financing activities	117,563	261,041

Net change in cash	9,676	(358)

Cash, beginning of period	131	488

Cash, end of period	$9,807	$130

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated deficit of $3,838,503 as of December 31, 2013.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Management anticipates that that there will be sales sufficient to cover the next 12 months of cash operating expenses; however, there can be no surety that anticipated sales will materialize. In order to mitigate the risk related with this uncertainty, the CEO has agreed to contribute additional amounts to capital as needed to cover operating expenses.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of December 31, 2013 and March 31, 2013:

	December 31, 2013	March 31, 2013
Furniture and equipment	$2,574,874	$2,574,874
Leasehold improvements	99,094	99,094
Vehicles	5,500	5,500
	2,679,468	2,679,468
Less: accumulated depreciation	(2,457,163)	(1,997,663)
	$222,305	$681,805

Depreciation expense, for the three and nin months ended December 31, 2013 was $153,728 and $459,500, respectively.   Depreciation expense, for the three and nin months ended December 31, 2012 was $153,733 and $457,340, respectively.

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2013 and March 31, 2013:

	December 31, 2013	March 31, 2013
Accounts payable	$61,386	$67,867
Accrued payroll	518,018	426,160
Accrued payroll tax	73,714	53,836
	$653,118	$547,863

6.	OPERATING LEASE

Lease obligations – On January 1, 2010, the Company entered into a 60 month lease for its 10,000 square foot office space located in Las Vegas, Nevada.  The lease required no security deposit and provides for monthly payments of $10,000.  The lease provides for a 60 month renewal period at the expiration to the lease period which the Company anticipates to exercise. In negotiating the lease, the lessor agreed to add approximately $250,000 in leasehold improvements to the property. In exchange, the lessor also agreed to change the rate terms from 120 months at $5,000  per month to 60 months at $10,000 per month.  The remaining aggregate lease payments under the operating lease for the facilities as of December 31, 2013 are as follows:

2014                                               $   30,000
2015                                               $   90,000

Rental expense, for the three and nine months ended September 30, 2013 was $30,000 and $90,000, respectively.   Rental expense, for the three and nine months ended September 30, 2012 was $30,000 and $90,000, respectively.

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
7.	RELATED PARTY TRANSACTIONS

Officer loan – During the three month period ending December 31, 2013, the Company received net cash advances from the president in the amount of $117,563. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.

In accordance with FASB ASC 835-30 “Imputation of Interest” interest has been imputed on all advances made to Company by the president. During the three and nine month period ending December 30, 2013, interest has been imputed and charged to additional paid-in capital in the amount of $11,949 and $32,807, respectively. During the three and nine month period ending December 31, 2012, interest has been imputed and charged to additional paid-in capital in the amount of $10,712 and $32,807, respectively.

Employment agreements – as of December 31, 2013 the Company had only one employment agreement which was with the President and majority shareholder. The employment agreement stipulates that the President is to receive a base salary of $120,000 per annum. The agreement also contains a provision allowing for a commission to be paid equal to 10% of gross sales achieved by the President. The total expense related to this agreement was $30,306 and $91,858 for the three and nine month period ending December 31, 2013, respectively. The total expense related to this agreement was $31,185 and 91,301 for the three and nine month period ending December 31, 2012, respectively. As of December 31, 2013, $518,018 of total compensation was unpaid and accrued in current liabilities.

The Company has accrued for unpaid payroll taxes related to these payroll expenses which amount to $73,714 and  $44,626 as of December 31, 2013 and 2012, respectively.  These accruals include $4,935 in interest or penalties related to the late status of these payments. Nonetheless, the Company anticipates that it will reasonably be able to negotiate the total past due amount of payroll taxes in order to effectively eliminate penalties and interest.

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

Liquidity

At December 31, 2013, the Company had cash in the amount of $9,807 compared to $653,118 in accounts payable and accrued liabilities. On a monthly basis the Company has fixed expenditures including without limitation rent and salary in the approximate amount of $25,000. This $25,000 includes the $10,000 monthly salary of our CEO which he does not take but rather accrues if money is not available for payment of the salary. Taking this into consideration, the Company needs $15,000 per month which equals $180,000 for 12 months to sustain operations and estimates it will need $180,000 in additional capital to sustain business operations over the next twelve months. Our CEO will lend the full $180,000 to Meganet, if cash is not otherwise available within the Company. Two thirds or 67% of this amount will pay rent, approximately 13% will pay property taxes, approximately 5% will pay utilities, 10% will pay salary and the remaining 5% will pay for maintenance and miscellaneous office expenses such as mail and shipping expense and office supplies. During the fiscal year ended March 31, 2013, our CEO advanced to the Company the net amount of $285,256 to meet the financial needs of the Company.

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

Comparison of the Fiscal Quarters Ended December 31, 2013 and 2012

Operating results for the fiscal quarters ended December 31, 2013 and 2012 yielded gross profit of $2,959 and $3,598 respectively, operating expenses of $235,716 and $234,354 respectively and net loss of $244,706 and $241,468 respectively.  The gross profit for both periods was negligible.  Non-cash depreciation expense of $153,728 for the quarter ended December 31, 2013 and $153,733 for the quarter ended December 31, 2012, was responsible for over 60% of the operating expense and net loss for the respective periods.

Comparison of the Nine Month Periods Ended December 31, 2013 and 2012

Operating results for the nine month periods ended December 31, 2013 and 2012 yielded gross profit of $18,337 and $4,548 respectively, operating expenses of $690,979 and $732,044 respectively and net loss of $705,449 and $754,028 respectively.  The gross profit for both periods was negligible.  Non-cash depreciation expense of $459,500 for the nine month period ended December 30, 2013 and $457,340 for the nine month period ended December 30, 2012, was responsible for over 60% of the operating expense and net loss for the respective periods.

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

No Undisclosed Material Trends or Events

There are no trends, events or developments that occurred during the fiscal quarter or the nine month period ended December 31, 2013, or from December 31, 2013 through the date of this quarterly report that would indicate or would be a material departure from the financial information set forth in this quarterly report.  Furthermore, there are no other undisclosed events or events likely to occur, of which management is aware, that would materially affect the business and/or financial information set forth in this quarterly report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company qualifies as a “smaller reporting company” as defined in 17 C.F.R. §229.10(f)(1), and is not required to provide information by this item.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on that evaluation and due to the fact this quarterly report for the quarter ended December 31, 2013, has not been filed on a timely basis, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures had not been effective to provide reasonable assurance that information we are required to disclose in reports that we file under the Exchange Act is recorded, processed, and summarized to allow timely decisions regarding required disclosure.

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