Form 10-K/A
period 2013-03-31
Meganet Corp
filed 2015-06-16
CIK 1527795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of June 12, 2015, the Company had outstanding 100,000,000 shares of Common Stock, $0.001 par value.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Meganet Corporation (the “Company”) on Form 10-K for the fiscal year ended March 31, 2013, filed with the Securities and Exchange Commission on September 11, 2014 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item. 15. Exhibits

Exhibit No.	Exhibit Name
14.1	Code of Ethics (1)
31.1	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002. (1)
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. (1)
99.1	Independent Director Rule (1)
101	Interactive Data Files

(1) Filed and as exhibit to the original filing on Form 10-K on September 11, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEGANET CORPORATION

By: /s/ Saul Backal
-----------------------------------------------------
Saul Backal, CEO

Date: June 16, 2015

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Saul Backal
-----------------------------------------
Saul Backal, Director and
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

Date: June 16, 2015

By: /s/ Merav Backal
-----------------------------------------------------
Merav Backal, Director

Date: June 16, 2015

By: /s/ Orna Mizrahi
-----------------------------------------------------
Orna Mizrahi, Director

Date: June 16, 2015