Form 10-Q/A
period 2013-06-30
Meganet Corp
filed 2015-06-16
CIK 1527795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q/A
 (Amendment No. 1)
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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  June 16, 2015 – 100,000,000 shares of common stock, $0.001 par value.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Meganet Corporation (the “Company”) on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on December 30, 2014 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31 32	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act. (1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101	Interactive Data Files
(1) Filed as an exhibit to the original Form 10-Q filed on the EDGAR system on December 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

MEGANET CORPORATION

Date:	June 16, 2015	By:	/s/Saul Backal
Saul Backal, CEO