Form 10-Q/A
period 2013-12-31
Meganet Corp
filed 2015-06-16
CIK 1527795

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Meganet Corporation (the “Company”) on Form 10-Q for the quarter ended September 30, 2013, filed with the Securities and Exchange Commission on December 31, 2014 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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