Form 10-K
period 2014-03-31
Meganet Corp
filed 2015-06-18
CIK 1527795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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
Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):  Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer”, “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]      Accelerated Filer [ ]       Non-accelerated filer  [ ]      Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter is $0.00 since there was no bid or asked price on that day being September 30, 2014.

As of May 26, 2015, the Company had outstanding 100,000,000 shares of Common Stock, $0.001 par value.

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

Our Products

Meganet’s products are divided into twelve main categories.

1)
Encryption - The Company owns multiple patents worldwide for the world’s most powerful encryption algorithm and the only unbreakable encryption in existence, therefore holding the promise to change the data security market forever. The company has developed a myriad of products and solutions with this algorithm and has been hugely successful in marketing these products to commercial, government and military users worldwide and has successfully secured major sales in those markets.

2)	Weapon Systems – The Company is a Weapon& Ammunition Manufacturer, Importer, Exporter & Dealer.

3)	Armored Vehicles levels B6 & B7 with optional RF jamming – producing the best armored vehicles for military ^ VIP use worldwide with optional bomb jamming.

4)
Bomb Jamming - The world’s most powerful and effective counter-IED products. Products include a 2,500 Watt Bomb Jammer on Wheels, Man Pack Jammers, Facility Jammers and many others used by the USA and NATO forces worldwide.

5)
Communication Interception – our line of cell phone interceptors includes on-the-fly real-time interception of GSM A5.1, GSM A5.2 & CDMA. Our line of Satellite interceptors includes Iridium, Inmarsat, Thuraya and Global Star. Our Wireless Interceptors includes Wi-Fi (both WEP and WPA), GPRS, UMTS and more. No other company in the world offers real-time GSM A5.1 interceptors; these are undetectable and can fit inside a small suitcase. The existing customer base includes the USA military and other agencies.

6)
Secure Communications – the world’s most extensive solutions including encrypted cell phones, encrypted land lines, encrypted fax, encrypted PDA, encrypted radios, encrypted satellite phones and more – unparalleled by any other company. These are sold to and used by the USA military and select federal agencies.

7)
Intelligence / counter-intelligence products – providing the intelligence and counter-intelligence agencies with a plethora of tools to be able to perform their duties with complete success over a wide variety of fields. SPY & RAT phones and devices are the most sophisticated devices in existence providing unparalleled intelligence assets to select agencies. In addition, bugs, bug detectors, bomb sniffers, miniature cameras, DVRs and many others tools of the trade are offered by Meganet to effectively fulfill the needs of different agencies.

8)	Global Defense integrator offering complete national Security Solutions for border protection from land, sea & air.

9)	Unmanned Aerial Vehicles (UAVs) including airplanes, helicopters & classified. both for observation and weaponized.

10)	Ballistic projectiles & Anti Aircraft Guns and optics.

11)	Over the Horizon radar system enabling to see ships in sea over 400km away from the shore.

12)	Many classified military products

Technologies:

Encryption

The Company is an assignee of patent rights (U.S. Patent # 6,219,421) to an encryption algorithm which has yet to be broken or compromised and which is the most powerful on the market. Standard USA government encryption standard of AES is 256 bits while VME is over 1 million bits. Using this algorithm, the Company has developed a line of products using what Meganet calls Virtual Matrix Encryption or VME. These products have the capacity to protect data in biometric USB storage devices, computer files, email, chat, File Transfer Protocol (FTP), and more. VME also has digital signature applications and an electronic file shredder that allows for the secure shredding of confidential files, folders and disks. The company has put the encryption technology to multiple public challenges to try and break it for a prize of $1 million USD and even though hundreds of thousands of people tried all of them failed to break it.

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

Patents and Trademarks

As mentioned earlier, the Company is an assignee of patent rights (U.S. Patent # 6,219,421 and Mexican Patent # 218564 and pending in 70 additional countries.) to an encryption algorithm that supports Meganet’s encryption products. This patent was granted ten years ago and will therefore expire in April of 2021. Even after the expiration of the patent, Meganet will still be able to produce and sell the products based upon this patent. This technology is also FIPS 140-2 certified by the NSA & NIST for government use in the USA & NATO countries.

Meganet has also applied for patent protection on a technology it calls T-Sequence. A patent on this technology has not been granted but is pending. This technology allows for deterministic prime numbers testing in polynomial time and factoring in real time.

Meganet has the following registered trademarks that it uses to identify its products and ideas in the marketplace: Secure Information is Power ™, Virtual Matrix Encryption ™, Meganet Corporation ™, Solutions for a Large Universe ™, VME ™, Ciphertext ™, Cipherlock ™, and Cipherfile ™.

Copyrights:

VMEware ©
VME Office ©
VME Sign ©
VME Mail ©
VME Shredder ©
VME Cell ©
VME Phone ©
VME Satellite ©
VME Radio ©
VME Fax ©
VME PDA ©
VME Spy ©
VME RAT ©
VME Interceptor ©
VME Jammer ©
VME Terminator ©
VME ManPack ©
VME Drive ©
VME Gateway ©
VME BioDrive ©
VME USB Drive ©
VME Suite ©
VME Control ©
VME Central ©
VME Config ©
VME Editor ©
VME Batch ©

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

Research and Development

Our products have been and are developed by our founder and CEO. When he conceives of a hardware component the Company needs in connection with a new product, he orders the hardware from one of the manufacturers in whom he has come to trust. If the manufacturer does not have the type of hardware needed as a ready product, the engineers of the manufacturer develop the product in order to fill the order to Meganet. Therefore the cost of the engineering work is included in the cost of the product to Meganet and is not borne directly by the customer. The cost of the development of the software by our CEO is merely a component of his salary. It is possible that the Company may outsource development work and incur research and development expense in that manner. However, it has not done so during the last two years. Our CEO spends 30% of his full working time on research and development. Accordingly, that is the amount of time spent by Meganet on research and development.

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

Holders

As of May 26, 2015, the number of record holders of the Company’s common stock is approximately 684.

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

Our management has been with Meganet from its inception and has in the past shepherded all software products from the development stage through the government procurement process to final delivery and payment. Management believes that despite the Company’s current illiquid position, the Company is in a strong position with respect to the upcoming 18 to 24 months of operations estimating Meganet has more than $200,000,000 of potential product sales in the so-called product pipeline. Being in the pipeline does not mean that product has necessarily been bought, sold or ordered. It does mean that products are somewhere in the bidding and/or procurement process and in management’s opinion have a reasonable chance of becoming orders, having a portion of those orders delivered and thereby producing collected revenues for the Company in material amounts within the next 18 to 24 months. Management reasonably expects 50% of the potential product sales in its pipeline to produce revenue. At the present time Meganet has confirmed sales to two third world countries, one in the amount of $130,000,000 and one in the amount of $85,000,000. However, Meganet has not received the up-front cash deposit for either order that it requires before Meganet will begin filling the order. It is the potential of these two orders that account for much of the $200,000,000 pipeline estimate set forth earlier in this paragraph.  These two orders have been delayed due to budgetary issues within the respective countries.

The cash deposit necessary to begin the implementation of each sale is $50,000,000.  With regard to the $130,000,000 sale, the implementation will take 18 months.  The product for this sale will not be delivered and accepted until approximately 18 months after Meganet receives the cash deposit to begin work.  Accordingly, revenue for this sale will not be booked for 18 months after receipt of the initial deposit.  With regard to the $85,000,000 sale, implementation will take approximately 14 months.  In this case, product will be produced and delivered from time to time during the 14 month period.  The initial product delivery valued at more than $50,000,000 will take place approximately six months after the receipt of the $50,000,000 deposit.  Accordingly, the initial deposit of $50,000,000 will be booked as revenue upon the acceptance of that initial product shipment.  It should be noted that when the initial deposits are made is under the sole control of the countries to whom the sales have been made.

The confirmed sales to the two third world countries are for defense/security type products and were originally slated to be procured by the countries out of their respective defense budgets for the 2015 fiscal year.  However, in each case, the 2015 defense funds were spent by the countries on other priorities and the purchase of Meganet’s products have now been delayed until 2016.  Meganet has been told by each country that monies allocated in their 2016 defense budgets will be allocated to the purchase and the installation of Meganet’s products.  It should be noted that Company management will make every effort to finalize these two sales through and including receipt of all payment and believes based upon information it has at this time that it will be successful.  However, until payment is actually received, there can be no guarantee that management will be successful in these efforts.

Liquidity

At March 31, 2014, the Company had cash in the amount of $131 compared to $1,251,749 in current liabilities. On a monthly basis the Company has fixed expenditures including without limitation rent and salary in the approximate amount of $20,000. This $20,000 includes the $10,000 monthly salary of our CEO which he does not take but rather accrues if money is not available for payment of the salary. Taking this into consideration, the Company needs $15,000 per month which equals $180,000 for 12 months to sustain operations and estimates it will need $180,000 in additional capital to sustain business operations over the next twelve months. Our CEO will lend the full $180,000 to Meganet, if cash is not otherwise available within the Company. Two thirds or 67% of this amount will pay rent, approximately 13% will pay property taxes, approximately 5% will pay utilities, 10% will pay salary and the remaining 5% will pay for maintenance and miscellaneous office expenses such as mail and shipping expense and office supplies. During the fiscal year ended March 31, 2014, our CEO advanced to the Company the net amount of $539,878 to meet the financial needs of the Company.

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

Background to Understanding the Financial Results for the Past Two Years

To understand Meganet’s financial results for the past two years, it is necessary to understand its sales cycle which is different from traditional companies that may have sales on a daily, weekly and/or monthly basis. Meganet’s sales cycle is highly sporadic as a result of its product lines and its customer mix.

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

Prior Two Years

For the past two years, Meganet has been working hard toward securing some large sales which it believes will materialize in the near future. However, the financial statements included in this annual report show only sales totaling $19,481 for the fiscal year ending March 13, 2014 and $13,117 for the year ending March 31, 2013.  However, this pattern of sporadic sales is typical for this Company.

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

Results of Operations for Fiscal Year Ended March 31, 2014

During the fiscal year ended March 31, 2014, Meganet realized gross profit of $19,244. This was offset by operating expenses of $881,712 resulting in a net loss after interest expense of $909,254.  However, $578,867 of the operating expense was non-cash depreciation expense. Nevertheless there was an operating cash shortfall during the year. The shortfall was covered by a net increase in officer loans to the Company of $119,593.

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

Comparison of the Fiscal Years Ended March 31, 2014 and 2013

Operating results for the fiscal years ended March 31, 2014 and 2013 yielded gross profit of $19,244 and $4,443 respectively, operating expenses of $881,712 and $967,607 respectively and net loss of $909,254 and $999,852 respectively.  The decrease in gross profit for the year ended March 31, 2014 is indicative of the Company's sporatic sales discussed earlier in this prospectus making it impossible to forecast revenues or to sustain a steady flow of revenue from month to month.  The $85,895 decrease in operating expenses was primarily a result of a decrease of $54,328 in general and administrative expense and a $29,048 in depreciation expense.

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

No Undisclosed Material Trends or Events

There are no trends, events or developments that occurred during the fiscal year ended March 31, 2014, or from March 31, 2014 through the date of this annual report that would indicate or would be a material departure from the financial information set forth in this annual report.  Furthermore, there are no other undisclosed events or events likely to occur, of which management is aware, that would materially affect the business and/or financial information set forth in this annual report.

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

 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not Required.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Meganet Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheets of Meganet Corporation as of March 31, 2014 and 2013, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meganet Corporation as of March 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses, used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant restructuring to sustain its operation for the foreseeable future. Management’s plans in regard to these matters are also described in Note 3. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
June 17, 2015

MEGANET CORPORATION BALANCE SHEETS

ASSETS	As of March 31,
	2014	2013
Current assets:
Cash	$131	$131
Total current assets	131	131

Property and equipment, net	102,938	681,805

Total assets	$103,069	$681,936

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$711,871	$547,863
Officer loan	539,878	420,285
Total current liabilities	1,251,749	968,148

Total liabilities	1,251,749	968,148

Stockholders' equity (deficit):
Common stock; $0.001 par value, 100,000,000 shares authorized and
100,000,000 and 100,000,000 shares issued and outstanding at March 31, 2014
and 2013, respectively	100,000	100,000
Additional paid-in capital	2,793,628	2,746,842
Accumulated deficit	(4,042,308)	(3,133,054)
Total stockholders' equity (deficit)	(1,148,680)	(286,212)

Total liabilities and stockholders' equity (deficit)	$103,069	$681,936

The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2014	2013

Revenues	$19,481	$13,117

Cost of revenues	237	8,674

Gross profit	19,244	4,443

Operating expenses:
General and administrative	40,962	95,290
Depreciation	578,867	607,915
Compensation and related payroll taxes	141,883	144,402
Rent	120,000	120,000
Total operating expenses	881,712	967,607

Loss before other expenses	(862,468)	(963,164)

Other expenses
Interest expense	46,786	36,688

Loss before income taxes	(909,254)	(999,852)

Provision for income taxes	-	-

Net loss	$(909,254)	$(999,852)

Basic loss per common share	$(0.01)	$(0.01)

Basic weighted average common
shares outstanding	100,000,000	100,000,000

The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(909,254)	$(999,852)
Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
Depreciation	578,867	607,915
Imputed interest on officer advance	46,786	35,269
Changes in operating assets and liabilities:
Decrease in prepaid expenses	--	990
Increase (decrease) in accounts payable and accrued expenses	164,008	117,170
Net cash (used) provided in operating activities	(119,593)	(238,508)

Cash flows from investing activities:
Purchase of fixed assets	--	(47,105)
Net cash used in investing activities	--	(47,105)

Cash flows from financing activities:
Advances from officer	129,640	389,573
Repayment of officer advances	(10,047)	(104,317)
Net cash provided by financing activities	119,593	285,256

Net change in cash	--	(357)

Cash, beginning of period	131	488

Cash, end of period	$131	$131

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, March 31, 2012	100,000,000	$100,000	$2,711,573	$(2,133,202)	$678,371

Imputed interest on shareholder loan			35,269		35,269

Net loss for the year ended March 31, 2013				(999,852)	(999,852)

Balance, March 31, 2013	100,000,000	100,000	2,746,842	(3,133,054)	(286,212)

Imputed interest on shareholder loan			46,786		46,786

Net loss for the year ended March 31, 2014				(909,254)	(909,254)

Balance, March 31, 2014	100,000,000	$100,000	$2,793,628	$(4,042,308)	$(1,148,680)

The accompanying notes are an integral part of these financial statements.

MEGANET COEPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2014 and 2013
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

MEGANET COEPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2014 and 2013

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

Income taxes – The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future

MEGANET COEPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2014 and 2013
2.     SUMMARY OF SIGNIFICANT POLICIES – (CONTINUED)

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

Recent Accounting Pronouncements – The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated deficit of $4,042,308 as of March 31, 2014.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

MEGANET COEPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2014 and 2013

3.	GOING CONCERN (CONTINUED)

Management anticipates that that there will be sales sufficient to cover the next 12 months of cash operating expenses; however, there can be no surety that anticipated sales will materialize. In order to mitigate the risk related with this uncertainty, the CEO has agreed to contribute additional amounts to capital as needed to cover operating expenses.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Furniture and equipment	$2,574,874	$2,574,874
Leasehold improvements	99,094	99,094
Vehicles	5,500	5,500
	2,679,468	2,679,468
Less: accumulated depreciation	(2,576,530)	(1,997,663)
	$102,938	$681,805

Depreciation expense, for the years ended March 31, 2014 and 2013 was $578,867 and $607,915, respectively.

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Accounts payable	$90,049	$67,867
Accrued payroll	548,108	426,160
Accrued payroll tax	73,714	53,836
	$711,871	$547,863

6.	OPERATING LEASE

Lease obligations – On January 1, 2010, the Company entered into a 60 month lease for its 10,000 square foot office space located in Las Vegas, Nevada.  The lease required no security deposit and provides for monthly payments of $10,000.  The lease provides for a 60 month renewal period at the expiration to the lease period which the Company anticipates to exercise. In negotiating the lease, the lessor agreed to add approximately $250,000 in leasehold improvements to the property. In exchange, the lessor also agreed to change the rate terms from 120 months at $5,000  per month to 60 months at $10,000 per month.  The remaining aggregate lease payments under the operating lease for the facilities as of March 31, 2014 are $90,000.

Rental expense, for the year ended March 31, 2014 and 2013 was $120,000 and $120,000, respectively.

7.	RELATED PARTY TRANSACTIONS

Officer loan – During the years ended March 31, 2014 and 2013, the Company received net cash advances from the president in the amount of $129,640 and $389,573, respectively. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.

In accordance with FASB ASC 835-30 “Imputation of Interest” interest has been imputed on all advances made to Company by the president. During the years ended March 31, 2014 and 2013, interest has been imputed and charged to additional paid-in capital in the amount of $46,786 and $35,269, respectively.

Employment agreements – as of March 31, 2014 the Company had only one employment agreement which was with the President and majority shareholder. The employment agreement stipulates that the President is to receive a base salary of $120,000 per annum. The agreement also contains a provision allowing for a commission to be paid equal to

MEGANET COEPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2014 and 2013
7.	RELATED PARTY TRANSACTIONS (CONTINUED)

10% of gross sales achieved by the President. The total expense related to this agreement for the years ended March 31, 2014 and 2013 was $121,948 and $121,301, respectively. As of  March 31, 2014 and 2013, $621,822 and $426,160, respectively, of total compensation was unpaid and accrued in current liabilities.

The Company has accrued for unpaid payroll taxes related to these payroll expenses which amount to $73,714 and  $53,836 as of March 31, 2014 and 2013, respectively.  These accruals include $4,935 in interest or penalties related to the late status of these payments. Nonetheless, the Company anticipates that it will reasonably be able to negotiate the total past due amount of payroll taxes in order to effectively eliminate penalties and interest.

8.	INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Deferred tax assets:
NOL Carryover	$1,146,800	$1,002,500
Related Party Accruals	210,600	168,000
Payroll Accrual	251,500	(125,200)
Depreciation	(1,700)	-
Valuation allowance	(1,607,200)	(1,045,300)
Net deferred tax asset	$-	$-

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the years ended March 31, 2014 and 2013 due to the following:

	2014	2013
Pre-tax book income (loss)	$(317,600)	$(349,900)
Unpaid salaries	42,000	34,600
Tax depreciation under (over) book	190,600	98,500
Non-deductible portion of meals and entertainment	100	200
Imputed interest on officer loan	16,400	12,300
Related party accruals	41,900	-
Valuation allowance	26,600	204,300
Federal income tax	$-	$-

The Company had net operating losses of approximately $2,940,000 that expire beginning in years through 2025.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

9.      SUBSEQUENT EVENTS

Subsequent to the balance sheet date the Company received net cash advances from its President in the amount of $173,737 in order to cover certain obligations that were due. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.

Subsequent to December 31, 2014, the Company and GAW miners entered into a settlement agreement for the repayment of a bitcoin  dispute.   The agreement calls for GAW miners to make six equal monthly payments of $16,453 to the Company starting in March 2015.  The Company has received the first payment.   The Company will continue to recognize the payments as bitcoin income as they are received on a cash basis.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures.

Under the supervision and with the participation of our management including our chief executive officer and our chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. A discussion of the material weaknesses in our controls and procedures is described below.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014.  In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting.  A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2014 due to the lack of ability to prepare and timely file required quarterly and annual filings with the Securities and Exchange Commission on  Forms 10-Q and 10-K. Management has put new processes and procedures in place, including engaging a consultant to assist in the preparation of its quarterly and annual filings, to get the Company current with its filings.  An additional material weakness was identified in that since there is only one person that manages the finances of the Company, the Company lacks sufficient personnel resulting in a lack of segregation of duties.   As soon as our finances allow, we plan on hiring additional finance staff in order to provide the requisite separation of duties.

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

Item 9(B). Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management

Executive Officers and Directors

Set forth below is certain information with respect to our executive officers and directors:

Name	Age	Position
Saul Backal	51	Chairman and CEO
Merav Backal	48	Vice President and Director
Orna Mizrahi	47	Treasurer and Director

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

Item 11. Executive Compensation

Director Compensation

The Company does not compensate its directors for serving on the board of directors.

Executive Compensation

Summary Compensation Table

Name and principal position	Year	Salary ($)	Commissions ($)	Stock Awards ($)	Total ($)
Saul Backal, CEO (1)	2014	$120,000	$1,948	0	$121,948
	2013	$120,000	$1,301	0	$121,301
	2012	$120,000	$9,168	0	$129,168

(1)  Mr. Backal has an employment agreement which provides he is to receive a base annual salary of $120,000. In addition he is to receive 10% of the gross product sales he brings to the Company. Mr. Backal has declined to take earned compensation when the Company is not in a cash position to pay it. In 2012 Mr. Backal had total compensation of $129,168 all of which was accrued.  However, during 2012 he received cash payment of $43,173 which was payment toward prior year compensation accruals.  In 2013 Mr. Backal had total compensation of $121,948 all of which was accrued. In 2014 Mr. Backal had total compensation of $120,000 all of which was accrued.  As of March 31, 2014, $546,160 of Mr. Backal’s total compensation was unpaid and accrued in current liabilities. Pursuant to his employment agreement, Mr. Backal is an at-will employee and may terminate his employment at any time. Also pursuant to his employment agreement, Mr. Backal has the authority to increase his own salary and the discretion to pay himself a bonus if he believes major progress in being made with the company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 15, 2015, we had 100,000,000 shares of common stock outstanding, which are our only outstanding voting securities. The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2015, by:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Officer loan – During the years ended March 31, 2014 and 2013, the Company received net cash advances from the president in the amount of $129,640 and $389,573, respectively. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.

Interest has been imputed on all advances made to Company by the president. During the years ended March 31, 2014 and 2013, interest has been imputed and charged to additional paid-in capital in the amount of $46,786 and $35,269, respectively.

Employment agreements – as of March 31, 2013 the Company had only one employment agreement which was with the President and majority shareholder. The employment agreement stipulates that the President is to receive a base salary of $120,000 per annum. The agreement also contains a provision allowing for a commission to be paid equal to 10% of gross sales achieved by the President. The total expense related to this agreement was $121,948 and 121,301 for the years ended March 31, 2014 and 2013, respectively.  As of March 31, 2014, $548,108 of total compensation was unpaid and accrued in current liabilities.

The Company has accrued for unpaid payroll taxes related to these payroll expenses which amount to $73,714 and $53,836 as of March 31, 2014 and 2013, respectively. These accruals include $10,347 in interest or penalties related to the late status of these payments. Nonetheless, the Company anticipates that it will reasonably be able to negotiate the total past due amount of payroll taxes in order to effectively eliminate penalties and interest.

Director Independence

We do not have any independent directors serving on our Board of Directors. The definition the Company uses to determine whether a director is independent is NASDAQ Rule 4200(a)(15). The text of this rule is attached to this Annual Report as Exhibit 99.1.

Item 14.  Principal Accounting Fees and Services

The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended March 31, 2014 and 2013:

	2014	2013
Fee Category
Audit Fees	$18,500	$18,500
Audit-related Fees	-	6,000
Tax Fees	-	-
All Other Fees	-	6,500
Total Fees	$18,500	$31,000

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

Item. 15. Exhibits

Exhibit No.	Exhibit Name
14.1	Code of Ethics (1)
31.1	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
99.1	Independent Director Rule (1)

(1) Filed as an exhibit to the Annual Report on Form 10-K filed on September 11, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEGANET CORPORATION

By: /s/ Saul Backal
-----------------------------------------------------
Saul Backal, CEO

Date: June 17, 2015

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Saul Backal
-----------------------------------------
Saul Backal, Director and
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

Date: June 17, 2015

By: /s/ Merav Backal
-----------------------------------------------------
Merav Backal, Director

Date: June 17, 2015

By: /s/ Orna Mizrahi
-----------------------------------------------------
Orna Mizrahi, Director

Date: June 17, 2015