Form 10-Q
period 2014-06-30
Meganet Corp
filed 2015-06-18
CIK 1527795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  June 15, 2015 – 100,000,000 shares of common stock, $0.001 par value.

MEGANET CORPORATION

Table of Contents

MEGANET CORPORATION

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MEGANET CORPORATION
BALANCE SHEETS

ASSETS	June 30,	March 31,
	2014	2014
	(Unaudited)
Current assets:
Cash	$2,318	$131
Total current assets	2,318	131

Property and equipment, net	89,478	102,938

Total assets	$91,796	$103,069

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$751,448	$711,871
Officer loan	565,538	539,878
Total current liabilities	1,316,986	1,251,749

Total liabilities	1,316,986	1,251,749

Stockholders' equity (deficit):
Common stock; $0.001 par value, 100,000,000 shares authorized and
100,000,000 and 100,000,000 shares issued and outstanding at December 31, 2013
and March 31, 2013, respectively	100,000	100,000
Additional paid-in capital	2,807,329	2,793,628
Retained deficit	(4,132,519)	(4,042,308)
Total stockholders' equity (deficit)	(1,225,190)	(1,148,680)

Total liabilities and stockholders' equity (deficit)	$91,796	$103,069

The accompanying notes are an integral part of these financial sttements.

MEGANET CORPORATION STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,
	2014	2013

Revenues	$194	$--

Cost of revenues	--	--

Gross profit	194	--

Operating expenses:
General and administrative	3,244	4,817
Depreciation	13,460	152,046
Compensation and related payroll taxes	30,000	35,479
Rent	30,000	30,000
Total operating expenses	76,704	222,342

Loss before other expenses	(76,510)	(222,342)

Other expenses
Interest expense	13,701	10,373

Loss before income taxes	(90,211)	(232,715)

Provision for income taxes	-	-

Net loss	$(90,211)	$(232,715)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	100,000,000	100,000,000

The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION STATEMENTS OF CASH FLOWS

	For the Three Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(90,211)	$(232,715)
Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
Depreciation	13,460	152,046
Imputed interest on officer advance	13,701	10,373
Changes in operating assets and liabilities:
Decrease in prepaid expenses	--	-
Increase (decrease) in accounts payable and accrued expenses	39,577	69,419
Net cash (used) provided in operating activities	(23,473)	(877)

Cash flows from investing activities:
Purchase of fixed assets	--	--
Net cash used in investing activities	--	--

Cash flows from financing activities:
Advances from officer	25,760	1,186
Repayment of officer advances	(100)	(115)
Net cash provided by financing activities	25,660	1,071

Net change in cash	4,135	194

Cash, beginning of period	131	131

Cash, end of period	$2,318	$325

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Recent Accounting Pronouncements – The Company has evaluated recent pronouncements through Accounting Standards Updates “ASU” 2015-02 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated deficit of $4,132,519 as of June 30, 2014.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Management anticipates that that there will be sales sufficient to cover the next 12 months of cash operating expenses; however, there can be no surety that anticipated sales will materialize. In order to mitigate the risk related with this uncertainty, the CEO has agreed to contribute additional amounts to capital as needed to cover operating expenses.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of June 30, 2014 and March 31, 2014:

	June 30, 2014	March 31, 2014
Furniture and equipment	$2,574,874	$2,574,874
Leasehold improvements	99,094	99,094
Vehicles	5,500	5,500
	2,679,468	2,679,468
Less: accumulated depreciation	(2,589,990)	(2,576,530)
	$89,478	$102,938

Depreciation expense, for the three month period ending June 30, 2014 and 2013 was $13,460 and $152,046, respectively.

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of June 30, 2014 and March 31, 2014:

	June 30, 2014	March 31, 2014
Accounts payable	$99,626	$90,049
Accrued payroll	578,108	548,108
Accrued payroll tax	73,714	73,714
	$751,448	$711,871

6.	OPERATING LEASE

Lease obligations – On January 1, 2010, the Company entered into a 60 month lease for its 10,000 square foot office space located in Las Vegas, Nevada.  The lease required no security deposit and provides for monthly payments of $10,000.  The lease provides for a 60 month renewal period at the expiration to the lease period which the Company anticipates to exercise. In negotiating the lease, the lessor agreed to add approximately $250,000 in leasehold improvements to the property. In exchange, the lessor also agreed to change the rate terms from 120 months at $5,000  per month to 60 months at $10,000 per month.  The remaining aggregate lease payments under the operating lease for the facilities as of June 30, 2014 are $60,000.

Rental expense, resulting from operating lease agreements, for the three month periods ending June 30, 2014 and 2013 was $30,000 and $30,000, respectively.

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7.	RELATED PARTY TRANSACTIONS

Officer loan – During the three month period ending June 30, 2014, the Company received net cash advances from the president in the amount of $25,660. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.

In accordance with FASB ASC 835-30 “Imputation of Interest” interest has been imputed on all advances made to Company by the president. During the three month period ending June 30, 2014 and 2013, interest has been imputed and charged to additional paid-in capital in the amount of $13,701 and $10,373, respectively.

Employment agreements – as of June 30, 2014 the Company had only one employment agreement which was with the President and majority shareholder. The employment agreement stipulates that the President is to receive a base salary of $120,000 per annum. The agreement also contains a provision allowing for a commission to be paid equal to 10% of gross sales achieved by the President. The total expense related to this agreement was $30,000 and $30,000 for the three month period ending June 30, 2014 and 2013, respectively.  As of June 30, 2014, $578,108 of total compensation was unpaid and accrued in current liabilities.

The Company has accrued for unpaid payroll taxes related to these payroll expenses which amount to $73,714 and  $7,102 as of June 30, 2014 and 2013, respectively. These accruals include $1,649 in interest or penalties related to the late status of these payments. Nonetheless, the Company anticipates that it will reasonably be able to negotiate the total past due amount of payroll taxes in order to effectively eliminate penalties and interest.

8.	SUBSEQUENT EVENTS

Subsequent to the balance sheet date the Company received net cash advances from its President in the amount of $148,077 in order to cover certain obligations that were due. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.

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

Liquidity

At June 30, 2014, the Company had cash in the amount of $2,318 compared to $1,316,986 in current liabilities. On a monthly basis the Company has fixed expenditures including without limitation rent and salary in the approximate amount of $25,000. This $25,000 includes the $10,000 monthly salary of our CEO which he does not take but rather accrues if money is not available for payment of the salary. Taking this into consideration, the Company needs $15,000 per month which equals $180,000 for 12 months to sustain operations and estimates it will need $180,000 in additional capital to sustain business operations over the next twelve months. Our CEO will lend the full $180,000 to Meganet, if cash is not otherwise available within the Company.  During the three months ended June 30, 2014, our CEO advanced to the Company the net amount of $25,660 to meet the financial needs of the Company.

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

Comparison of the Fiscal Quarters Ended June 30, 2014 and 2013

Operating results for the fiscal quarters ended June 30, 2014 and 2013 yielded gross profit of $194 and $0 respectively, operating expenses of $76,704 and $222,342 respectively and net loss of $90,211 and $232,715 respectively.  The gross profit for both periods was either non-existent or negligible.  Non-cash depreciation expense of $13,460 for the quarter ended June 30, 2014 and $152,046 for the quarter ended June 30, 2013, was responsible for over 15% and 65% of the operating expense and net loss for the respective periods.

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

No Undisclosed Material Trends or Events

There are no trends, events or developments that occurred during the fiscal quarter ended June 30, 2014, or from June 30, 2014 through the date of this quarterly report that would indicate or would be a material departure from the financial information set forth in this quarterly report.  Furthermore, there are no other undisclosed events or events likely to occur, of which management is aware, that would materially affect the business and/or financial information set forth in this quarterly report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company qualifies as a “smaller reporting company” as defined in 17 C.F.R. §229.10(f)(1), and is not required to provide information by this item.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure, and (iii) is not subject to effective duel control allowing for appropriate segregation of duties.

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

MEGANET CORPORATION

Date:	June 17, 2015	By:	/s/Saul Backal
Saul Backal, CEO