Form 10-Q
period 2014-12-31
Meganet Corp
filed 2015-06-18
CIK 1527795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

MEGANET CORPORATION
BALANCE SHEETS

ASSETS	December 31,	March 31,
	2014	2014
	(Unaudited)
Current assets:
Cash	$11,042	$131
Total current assets	11,042	131

Property and equipment, net	67,271	102,938

Total assets	$78,313	$103,069

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$884,963	$711,871
Officer loan	707,520	539,878
Total current liabilities	1,592,483	1,251,749

Total liabilities	1,592,483	1,251,749

Stockholders' equity (deficit):
Common stock; $0.001 par value, 100,000,000 shares authorized and
100,000,000 and 100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid-in capital	2,837,269	2,793,628
Retained deficit	(4,451,439)	(4,042,308)
Total stockholders' equity (deficit)	(1,514,170)	(1,148,680)

Total liabilities and stockholders' equity (deficit)	$78,313	$103,069

The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2014	2013	2014	2013

Revenues	$982	$3,056	$12,289	$18,574

Cost of revenues	--	97	5,500	237

Gross profit	982	2,959	6,789	18,337

Operating expenses:
General and administrative	25,556	17,046	40,360	34,678
Depreciation	11,049	153,728	35,667	459,500
Compensation and related payroll taxes	31,228	34,942	91,228	106,801
Rent	30,000	30,000	90,000	90,000
Total operating expenses	97,833	235,716	257,255	690,979

Loss before other expenses	(96,851)	(232,757)	(250,466)	(672,642)

Other (expenses) income
Interest expense	(15,805)	(11,949)	(43,641)	(32,807)

Bitcoin mining income	18,664	-	18,664	-
Bitcoin mining expense	(133,688)	-	(133,688)	-
Total other (expense) income	(130,829)	(11,949)	(158,665)	(32,807)

Loss before income taxes	(227,680)	(244,706)	(409,131)	(705,449)

Provision for income taxes	-	-	-	-

Net loss	$(227,680)	$(244,706)	$(409,131)	$(705,449)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic weighted average common
shares outstanding	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(409,131)	$(705,449)
Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
Depreciation	35,667	459,500
Imputed interest on officer advance	43,641	32,807
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	-
Increase (decrease) in accounts payable and accrued expenses	173,092	105,255
Net cash (used) provided in operating activities	(156,731)	(107,887)

Cash flows from investing activities:
Purchase of fixed assets	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Advances from officer	177,734	127,610
Repayment of officer advances	(10,092)	(10,047)
Net cash provided by financing activities	167,642	117,563

Net change in cash	10,911	9,676

Cash, beginning of period	131	131

Cash, end of period	$11,042	$9,807

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated deficit of $4,450,210 as of December 31, 2014.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Management anticipates that that there will be sales sufficient to cover the next 12 months of cash operating expenses; however, there can be no surety that anticipated sales will materialize. In order to mitigate the risk related with this uncertainty, the CEO has agreed to contribute additional amounts to capital as needed to cover operating expenses.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of December 31, 2014 and March 31, 2014:

	December 31, 2014	March 31, 2014
Furniture and equipment	$2,574,874	$2,574,874
Leasehold improvements	99,094	99,094
Vehicles	5,500	5,500
	2,679,468	2,679,468
Less: accumulated depreciation	(2,612,197)	(2,576,530)
	$67,271	$102,938

Depreciation expense, for the nine month period ending December 31, 2014 and 2013 was $35,667 and $459,500, respectively.

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2014 and March 31, 2014:

	December 31, 2014	March 31, 2014
Accounts payable	$171,912	$90,049
Accrued payroll	639,337	548,108
Accrued payroll tax	73,714	73,714
	$884,963	$711,871

6.	OPERATING LEASE

Lease obligations – On January 1, 2010, the Company entered into a 60 month lease for its 10,000 square foot office space located in Las Vegas, Nevada.  The lease required no security deposit and provides for monthly payments of $10,000.  The lease provides for a 60 month renewal period at the expiration to the lease period which the Company anticipates to exercise. In negotiating the lease, the lessor agreed to add approximately $250,000 in leasehold improvements to the property. In exchange, the lessor also agreed to change the rate terms from 120 months at $5,000  per month to 60 months at $10,000 per month.  The remaining aggregate lease payments under the operating lease for the facilities as of December 31, 2014 are $0.

Rental expense, resulting from operating lease agreements, for the nine month periods ending December 31, 2014 and 2013 was $90,000 and $90,000, respectively.

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7.	RELATED PARTY TRANSACTIONS

Officer loan – During the nine month period ending December 31, 2014, the Company received net cash advances from the president in the amount of $167,642. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.

In accordance with FASB ASC 835-30 “Imputation of Interest” interest has been imputed on all advances made to Company by the president. During the nine month period ending December 31, 2014 and 2013, interest has been imputed and charged to additional paid-in capital in the amount of $43,641 and $459,500, respectively.

Employment agreements – as of December 31, 2014 the Company had only one employment agreement which was with the President and majority shareholder. The employment agreement stipulates that the President is to receive a base salary of $120,000 per annum. The agreement also contains a provision allowing for a commission to be paid equal to 10% of gross sales achieved by the President. The total expense related to this agreement was $91,228 and $91,974 for the nine month period ending December 31, 2014 and 2013, respectively.  As of December 31, 2014, $639,337 of total compensation was unpaid and accrued in current liabilities.

The Company has accrued for unpaid payroll taxes related to these payroll expenses which amount to $73,714 and  $73,714 as of December 31, 2014 and 2013, respectively. These accruals include $1,649 in interest or penalties related to the late status of these payments. Nonetheless, the Company anticipates that it will reasonably be able to negotiate the total past due amount of payroll taxes in order to effectively eliminate penalties and interest.

8.	SUBSEQUENT EVENTS

Subsequent to the balance sheet date the Company received net cash advances from its President in the amount of $6,095 in order to cover certain obligations that were due. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.

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

Liquidity

At December 31, 2014, the Company had cash in the amount of $11,042 compared to $884,963 in current liabilities. On a monthly basis the Company has fixed expenditures including without limitation rent and salary in the approximate amount of $25,000. This $25,000 includes the $10,000 monthly salary of our CEO which he does not take but rather accrues if money is not available for payment of the salary. Taking this into consideration, the Company needs $15,000 per month which equals $180,000 for 12 months to sustain operations and estimates it will need $180,000 in additional capital to sustain business operations over the next twelve months. Our CEO will lend the full $180,000 to Meganet, if cash is not otherwise available within the Company.  During the nine months ended December 31, 2014, our CEO advanced to the Company the net amount of $167,642 to meet the financial needs of the Company.

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

Comparison of the Fiscal Quarters Ended December 31, 2014 and 2013

Operating results for the fiscal quarters ended December 31, 2014 and 2013 yielded gross profit of $982 and $2,959 respectively, operating expenses of $97,833 and $235,716 respectively and net loss of $112,656 and $244,706 respectively.  The gross profit for both periods was negligible.  Non-cash depreciation expense was $11,049 for the quarter ended December 31, 2014 and $153,728 for the quarter ended December 31, 2013, and was responsible for over 63% of the operating expense and net loss for the three months ended December 31, 2013.

Comparison of the Nine Month Periods Ended December 31, 2014 and 2013

Operating results for the nine month periods ended December 31, 2014 and 2013 yielded gross profit of $6,789 and $18,337 respectively, operating expenses of $257,254 and $690,979 respectively and net loss of $409,131 and $705,449 respectively.  The gross profit for both periods was negligible.  Non-cash depreciation expense was $35,667 for the nine month period ended December 31, 2014 and $459,500 for the nine month period ended December 31, 2013, was responsible for over 65% of the operating expense and net loss for the nine months ended December 31, 2013.

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

No Undisclosed Material Trends or Events

There are no trends, events or developments that occurred during the fiscal quarter or the nine month period ended December 31, 2014, or from December 31, 2014 through the date of this quarterly report that would indicate or would be a material departure from the financial information set forth in this quarterly report.  Furthermore, there are no other undisclosed events or events likely to occur, of which management is aware, that would materially affect the business and/or financial information set forth in this quarterly report.

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