Form 10-K
period 2015-03-31
Meganet Corp
filed 2015-09-03
CIK 1527795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Large accelerated filer [ ]      Accelerated Filer [ ]       Non-accelerated filer  [ ]      Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter is $0.00 since there was no bid or asked price on that day being September 30, 2015.

As of August 31, 2015, the Company had outstanding 100,000,000 shares of Common Stock, $0.001 par value.

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

2)	Weapon Systems – The Company is a Weapon & Ammunition Manufacturer, Importer, Exporter & Dealer.

3)	Armored Vehicles levels B6 & B7 with optional RF jamming – producing the best armored vehicles for military ^ VIP use worldwide with optional bomb jamming.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties

On January 1, 2010, the Company entered into a 60 month lease for its 10,000 square foot office and shop space located in Las Vegas Nevada. The lease required no security deposit and provides for monthly payments of $10,000. The lease term expired on January 1, 2015.  The lease provides for a 60 month renewal period which the Company anticipates exercising.  However, at the present time the Company occupies the space on a month to month basis.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceeding.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no “established trading market” for our shares of common stock. We are not listed on any OTC Market or any other listing system or exchange. The Company has no common equity that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity. The Company has 100,000,000 common shares issued and outstanding, 46,374,950 of which could be sold at this time pursuant to Rule 144 promulgated under the Securities Act.

Holders

As of August 31, 2015, the number of record holders of the Company’s common stock is approximately 684.

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

Liquidity

At March 31, 2015, the Company had cash in the amount of $94 compared to $929,077 in accounts payable and accrued liabilities. On a monthly basis the Company has fixed expenditures including without limitation rent and salary in the approximate amount of $20,000. This $20,000 includes the $10,000 monthly salary of our CEO which he does not take but rather accrues if money is not available for payment of the salary. Taking this into consideration, the Company needs $15,000 per month which equals $180,000 for 12 months to sustain operations and estimates it will need $180,000 in additional capital to sustain business operations over the next twelve months. Our CEO will lend the full $180,000 to Meganet, if cash is not otherwise available within the Company. Two thirds or 67% of this amount will pay rent, approximately 13% will pay property taxes, approximately 5% will pay utilities, 10% will pay salary and the remaining 5% will pay for maintenance and miscellaneous office expenses such as mail and shipping expense and office supplies. During the fiscal year ended March 31, 2015, our CEO advanced to the Company the net amount of $188,824 to meet the financial needs of the Company.

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

Prior Two Years

For the past two years, Meganet has been working hard toward securing some large sales which it believes will materialize in the near future. However, the financial statements included in this annual report show only sales totaling $12,329 for the fiscal year ending March 13, 2015 and $19,481 for the year ending March 31, 2014.  However, this pattern of sporadic sales is typical for this Company.

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

Results of Operations for Fiscal Year Ended March 31, 2015

During the fiscal year ended March 31, 2015, Meganet realized gross profit of $6,829. This was offset by operating expenses of $357,374 resulting in a net loss after interest expense of $489,341.  However, $46,428 of the operating expense was non-cash depreciation expense. Nevertheless there was an operating cash shortfall during the year. The shortfall was covered by a net increase in officer loans to the Company of $126,167.

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

Comparison of the Fiscal Years Ended March 31, 2015 and 2014

Operating results for the fiscal years ended March 31, 2015 and 2014 yielded gross profit of $6,829 and $19,244 respectively, operating expenses of $357,374 and $881,712 respectively and net loss of $489,341 and $909,254 respectively.  The 59% decrease in operating expenses and the corresponding 46% decrease in net loss is due primarily to a reduction in depreciation expense of $532,439 during the fiscal year ended March 31, 2015 when compared to the prior year.

Contractual Obligations

The Company has no long-term debt obligations, capital lease obligations, purchase obligations or other long-term liabilities.

Off-balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

No Undisclosed Material Trends or Events

There are no trends, events or developments that occurred during the fiscal year ended March 31, 2015, or from March 31, 2015 through the date of this annual report that would indicate or would be a material departure from the financial information set forth in this annual report.  Furthermore, there are no other undisclosed events or events likely to occur, of which management is aware, that would materially affect the business and/or financial information set forth in this annual report.

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

Not Required.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Meganet Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheets of Meganet Corporation as of March 31, 2015 and 2014, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meganet Corporation as of March 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
September 3, 2015

MEGANET CORPORATION
BALANCE SHEETS

ASSETS	March 31,
	2015	2014

Current assets:
Cash	$94	$131
Total current assets	94	131

Property and equipment, net	56,510	102,938

Total assets	$56,604	$103,069

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$929,077	$711,871
Deferred revenue	40,000	$-
Officer loan	666,045	539,878
Total current liabilities	1,635,122	1,251,749

Total liabilities	1,635,122	1,251,749

Stockholders' equity (deficit):
Common stock; $0.001 par value, 100,000,000 shares authorized and
100,000,000 and 100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid-in capital	2,853,131	2,793,628
	(4,531,649)	(4,042,308)
Total stockholders' equity (deficit)	(1,578,518)	(1,148,680)

Total liabilities and stockholders' equity (deficit)	$56,604	$103,069

The accompanying notes are an integral part of these financiaal statements.

MEGASNET CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2015	2014

Revenues	$12,329	$19,481

Cost of revenues	5,500	237

Gross profit	6,829	19,244

Operating expenses:
General and administrative	69,714	40,962
Depreciation	46,428	578,867
Compensation and related payroll taxes	121,232	141,883
Rent	120,000	120,000
Total operating expenses	357,374	881,712

Loss before other expenses	(350,545)	(862,468)

Other income (expenses):
Bitcoin mining income	44,805	-
Bitcoin mining expense	(124,098)	-
Interest expense	(59,503)	(46,786)
Total other income (expenses)	(138,796)	(46,786)

Loss before income taxes	(489,341)	(909,254)

Provision for income taxes	-	-

Net loss	$(489,341)	$(909,254)

Basic loss per common share	$(0.00)	$(0.01)

Basic weighted average common
shares outstanding	100,000,000	100,000,000

 The accompanying notes are an integral part of these financiaal statements.

MEGANET CORPORATION
STATEMENT OF CASH FLOWS

	Years Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(489,341)	$(909,254)
Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
Depreciation	46,428	578,867
Imputed interest on officer advance	59,503	46,786
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	217,206	164,008
Increase in deferred revenue	40,000	-

Net cash (used) provided in operating activities	(126,204)	(119,593)

Cash flows from investing activities:	-	-
Cash flows from financing activities:
Advances from officer	188,824	129,640
Repayment of officer advances	(62,657)	(10,047)
Net cash provided by financing activities	126,167	119,593

Net change in cash	(37)	-

Cash, beginning of period	131	131

Cash, end of period	$94	$131

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financiaal statements.

MEGANET CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, March 31, 2013	100,000,000	100,000	2,746,842	(3,133,054)	(286,212)

Imputed interest on shareholder loan			46,786		46,786

Net loss for the year ended March 31, 2014				(909,254)	(909,254)

Balance, March 31, 2014	100,000,000	100,000	2,793,628	(4,042,308)	(1,148,680)

Imputed interest on shareholder loan			59,503		59,503

Net loss for the year ended March 31, 2015				(489,341)	(489,341)

Balance, March 31, 2015	100,000,000	$100,000	$2,853,131	$(4,531,649)	$(1,578,518)

The accompanying notes are an integral part of these financiaal statements.

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2015 and 2014

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

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2015 and 2014

2.    SUMMARY OF SIGNIFICANT POLICIES – (CONTINUED)

Revenue recognition  (Continued) –During the year ended March 31, 2015, the Company began purchasing GAW miners and leasing computing space in exchange for bitcoin currency.  During April 2015, the Company and GAW miners entered into a settlement agreement for the repayment of a bitcoin  dispute.   The agreement calls for six equal monthly payments of $16,453 starting in March 2015, when the Company received its first payment.   The Company recognizes GAW mining payments as bitcoin income as they are received on a cash basis.

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
March 31, 2015 and 2014

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

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2015 and 2014

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated deficit of $4,531,649 as of March 31, 2015.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Management anticipates that that there will be sales sufficient to cover the next 12 months of cash operating expenses; however, there can be no surety that anticipated sales will materialize. In order to mitigate the risk related with this uncertainty, the CEO has agreed to contribute additional amounts to capital as needed to cover operating expenses.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Furniture and equipment	$2,574,874	$2,574,874
Leasehold improvements	99,094	99,094
Vehicles	5,500	5,500
	2,679,468	2,679,468
Less: accumulated depreciation	(2,622,958)	(2,576,530)
	$56,510	$102,938

Depreciation expense, for the years ended March 31, 2015 and 2014 was $46,428 and $578,867, respectively.

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Accounts payable	$186,023	$90,049
Accrued payroll	669,340	548,108
Accrued payroll tax	73,714	73,714
	$929,077	$711,871

6.	OPERATING LEASE

Lease obligations – On January 1, 2010, the Company entered into a 60 month lease for its 10,000 square foot office space located in Las Vegas, Nevada.  The lease required no security deposit and provides for monthly payments of $10,000.  The lease provides for a 60 month renewal period at the expiration to the lease period which the Company anticipates to exercise, but is currently paying month-to-month. In negotiating the lease, the lessor agreed to add approximately $250,000 in leasehold improvements to the property. In exchange, the lessor also agreed to change the rate terms from 120 months at $5,000  per month to 60 months at $10,000 per month.

Rental expense, for the year ended March 31, 2015 and 2014 was $120,000 and $120,000, respectively.

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2015 and 2014

7.	RELATED PARTY TRANSACTIONS

Officer loan – During the years ended March 31, 2015 and 2014, the Company received net cash advances from the president in the amount of $188,824 and $129,640, respectively. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.

In accordance with FASB ASC 835-30 “Imputation of Interest” interest has been imputed on all advances made to Company by the president. During the years ended March 31, 2015 and 2014, interest has been imputed and charged to additional paid-in capital in the amount of $59,503 and $46,786, respectively.

Employment agreements – as of March 31, 2015 the Company had only one employment agreement which was with the President and majority shareholder. The employment agreement stipulates that the President is to receive a base salary of $120,000 per annum. The agreement also contains a provision allowing for a commission to be paid equal to 10% of gross sales achieved by the President. The total expense related to this agreement for the years ended March 31, 2015 and 2014 was $121,232 and $121,948, respectively. As of  March 31, 2015 and 2014, $743,055 and $621,822, respectively, of total compensation was unpaid and accrued in current liabilities.

The Company has accrued for unpaid payroll taxes related to these payroll expenses which amount to $73,714 and  $73,714 as of March 31, 2015 and 2014, respectively.  These accruals include $4,935 in interest or penalties related to the late status of these payments. Nonetheless, the Company anticipates that it will reasonably be able to negotiate the total past due amount of payroll taxes in order to effectively eliminate penalties and interest.

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

Net deferred tax assets consist of the following components as of March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Deferred tax assets:
NOL Carryover	$1,284,700	$1,146,800
Payroll Accrual	298,300	251,500
Deferred tax liabilities
Depreciation	16,400	(1,700)
Valuation allowance	(1,599,400)	(1,396,600)
Net deferred tax asset	$-	$-

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the years ended March 31, 2015 and 2014 due to the following:

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2015 and 2014

8.	INCOME TAXES (CONTINUED)

	March 31, 2015	March 31, 2014
Book Income	$(171,300)	$(317,600)
Depreciation	4,300	190,600
Meals & Entertainment	100	100
Accrued payroll	43,100	42,000
Imputed interest on officer loan	20,800	16,400
Valuation allowance	103,000	68,500
Federal income tax	$-	$-

The Company had net operating losses of approximately $3,294,000 that expire in years through 2025.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

9.      SUBSEQUENT EVENTS

Subsequent to the balance sheet date the Company received net cash advances from its President in the amount of $41,485 in order to cover certain obligations that were due. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.

.

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

Our management, including our sole executive and accounting officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015.  In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, our management concluded that there are multiple material weaknesses in our internal control over financial reporting.  A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are primarily due to insufficient personnel in the finance department which results in an inability to provide effective oversight and review of financial transactions with regard to accumulating and compiling financial data in the preparation of financial statements in a timely manner.  The lack of sufficient personnel also results in a lack of segregation of duties and the accounting technical expertise necessary for an effective system of internal control.

We have begun to take steps to mitigate this material weakness to the fullest extent possible.  As soon as our finances allow, we plan on hiring additional finance staff and, where necessary, utilizing competent outside consultants to provide a layer of review and technical expertise that is currently lacking in our internal controls over financial reporting.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2015.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Item 9(B). Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management

Executive Officers and Directors

Set forth below is certain information with respect to our executive officers and directors:

Name	Age	Position
Saul Backal	52	Chairman and CEO
Merav Backal	49	Vice President and Director
Orna Mizrahi	48	Treasurer and Director

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

Item 11. Executive Compensation

Director Compensation

The Company does not compensate its directors for serving on the board of directors.

Executive Compensation

Summary Compensation Table

Name and principal position	Year	Salary ($)	Commissions ($)	Stock Awards ($)	Total ($)
Saul Backal, CEO (1)	2015	$120,000	$1,233	0	$121,232
	2014	$120,000	$1,948	0	$121,948
	2013	$120,000	$1,301	0	$121,301

(1)  Mr. Backal has an employment agreement which provides he is to receive a base annual salary of $120,000. In addition he is to receive 10% of the gross product sales he brings to the Company. Mr. Backal has declined to take earned compensation when the Company is not in a cash position to pay it.  In 2013 Mr. Backal had total compensation of $121,301 all of which was accrued. In 2014 Mr. Backal had total compensation of $121,948 all of which was accrued.  In 2015 Mr. Backal had total compensation of $121,232 all of which was accrued.  As of March 31, 2015, $743,055 of Mr. Backal’s total compensation was unpaid and accrued in current liabilities. Pursuant to his employment agreement, Mr. Backal is an at-will employee and may terminate his employment at any time. Also pursuant to his employment agreement, Mr. Backal has the authority to increase his own salary and the discretion to pay himself a bonus if he believes major progress in being made with the business operations of the company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of August 19, 2015, we had 100,000,000 shares of common stock outstanding, which are our only outstanding voting securities. The following table sets forth information regarding the beneficial ownership of our common stock as of August 19, 2015, by:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Officer loan – During the years ended March 31, 2015 and 2014, the Company received net cash advances from the president in the amount of $188,824 and $129,640, respectively. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.

Interest has been imputed on all advances made to Company by the president. During the years ended March 31, 2015 and 2014, interest has been imputed and charged to additional paid-in capital in the amount of $59,503 and $46,786, respectively.

Employment agreements – as of March 31, 2015 the Company had only one employment agreement which was with the President and majority shareholder. The employment agreement stipulates that the President is to receive a base salary of $120,000 per annum. The agreement also contains a provision allowing for a commission to be paid equal to 10% of gross sales achieved by the President. The total expense related to this agreement was $121,232 and 121,948 for the years ended March 31, 2015 and 2014, respectively.  As of March 31, 2015 and 2014, $743,055 and $621,822 respectively, of total compensation was unpaid and accrued in current liabilities.

The Company has accrued for unpaid payroll taxes related to these payroll expenses which amount to $73,714 and $73,714 as of March 31, 2015 and 2014, respectively. These accruals include $4,935 in interest or penalties related to the late status of these payments. Nonetheless, the Company anticipates that it will reasonably be able to negotiate the total past due amount of payroll taxes in order to effectively eliminate penalties and interest.

Subsequent to March 31, 2015, the Company received net cash advances from its President in the amount of $41,485 in order to cover certain obligations that were due. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.

Director Independence

We do not have any independent directors serving on our Board of Directors. The definition the Company uses to determine whether a director is independent is NASDAQ Rule 4200(a)(15). The text of this rule is attached to this Annual Report as Exhibit 99.1.

Item 14.  Principal Accounting Fees and Services

The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended March 31, 2015 and 2014:

	2015	2014
Fee Category
Audit Fees	$16,100	$18,500
Audit-related Fees	-	-
Tax Fees	3,700	-
All Other Fees	-	-
Total Fees	$19,800	$18,500

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

Date: September 3, 2015

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Saul Backal
-----------------------------------------
Saul Backal, Director and
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

Date: September 3, 2015

By: /s/ Merav Backal
-----------------------------------------------------
Merav Backal, Director

Date: September 3, 2015

By: /s/ Orna Mizrahi
-----------------------------------------------------
Orna Mizrahi, Director

Date: September 3, 2015