Form 10-Q
period 2015-06-30
Meganet Corp
filed 2015-09-22
CIK 1527795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

For the quarterly period ended June 30, 2015

For the transition period from ____________ to____________

Commission File No. 333-176256

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  September 11, 2015 – 100,000,000 shares of common stock, $0.001 par value.

MEGANET CORPORATION

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MEGANET CORPORATION
BALANCE SHEETS

ASSETS	June 30,	March 31,
	2015	2015
	(Unaudited)
Current assets:
Cash	$173	$94
Total current assets	173	94

Property and equipment, net	45,612	56,510

Total assets	$45,785	$56,604

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$1,003,600	$929,077
Deferred revenue	-	40,000
Officer loan	635,380	666,045
Total current liabilities	1,638,980	1,635,122

Total liabilities	1,638,980	1,635,122

Stockholders' equity (deficit):
Common stock; $0.001 par value, 100,000,000 shares authorized and
100,000,000 and 100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid-in capital	2,868,970	2,853,131
Accumulated deficit	(4,562,165)	(4,531,649)
Total stockholders' equity (deficit)	(1,593,195)	(1,578,518)

Total liabilities and stockholders' equity (deficit)	$45,785	$56,604

The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	June 30,
	2015	2014

Revenues	$81,083	$194

Cost of revenues	-	-

Gross profit	81,083	194

Operating expenses:
General and administrative	19,008	3,244
Depreciation	10,898	13,460
Compensation and related payroll taxes	38,108	30,000
Rent	30,131	30,000
Total operating expenses	98,145	76,704

Loss before other expenses	(17,062)	(76,510)

Other income (expenses):
Bitcoin mining income	2,385	-
Bitcoin mining expense	-	-
Interest expense	(15,839)	(13,701)
Total other income (expenses)	(13,454)	(13,701)

Loss before income taxes	(30,516)	(90,211)

Provision for income taxes	-	-

Net loss	$(30,516)	$(90,211)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	100,000,000	100,000,000

The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(30,516)	$(90,211)
Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
Depreciation	10,898	13,460
Imputed interest on officer advance	15,839	13,701
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	74,523	39,577
Decrease in deferred revenue	(40,000)	-

Net cash (used) provided in operating activities	30,744	(23,473)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Advances from officer	550	25,760
Repayment of officer advances	(31,215)	(100)
Net cash (used) provided by financing activities	(30,665)	25,660

Net change in cash	79	2,187

Cash, beginning of period	94	131

Cash, end of period	$173	$2,318

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2.    SUMMARY OF SIGNIFICANT POLICIES – (CONTINUED)

Revenue recognition  (Continued) –During the year ended March 31, 2015, the Company began purchasing GAW miners and leasing computing space in exchange for bitcoin currency.  During April 2015, the Company and GAW miners entered into a settlement agreement for the repayment of a bitcoin  dispute.   The agreement calls for six equal monthly payments of $16,453 starting in March 2015, when the Company received its first payment.   The Company recognizes GAW mining payments as bitcoin income as they are received on a cash basis.  The Company has not received any payments since March 2015 and has fully allowed for past due payments for April, May and June 2015 due to questions of collectability.

During the three months ended June 30, 2015, the Company had revenue of $81,083, including $80,000 worth of jammer equipment previously recorded as display assets with an original purchase cost of $21,725 and a net book value of $0 as of the time of sale.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated deficit of $4,562,165 as of June 30, 2015.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Management anticipates that that there will be sales sufficient to cover the next 12 months of cash operating expenses; however, there can be no surety that anticipated sales will materialize. In order to mitigate the risk related with this uncertainty, the CEO has agreed to contribute additional amounts to capital as needed to cover operating expenses.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of June 30, 2015 and March 31, 2015:

	June 30, 2015	March 31, 2015
Furniture and equipment	$2,553,149	$2,574,874
Leasehold improvements	99,094	99,094
Vehicles	5,500	5,500
	2,657,743	2,679,468
Less: accumulated depreciation	(2,612,131)	(2,622,958)
	$45,612	$56,510

Depreciation expense, for the three months ended June 30, 2015 and 2014 was $10,898 and $13,460, respectively.

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of June 30, 2015 and March 31, 2015:

	June 30, 2015	March 31, 2015
Accounts payable	$222,438	$186,023
Accrued payroll	707,448	669,340
Accrued payroll tax	73,714	73,714
	$1,003,600	$929,077

6.	OPERATING LEASE

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

Rental expense, for the three months ended June 30, 2015 and 2014 was $30,131 and $30,000, respectively.

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7.	RELATED PARTY TRANSACTIONS

Officer loan – During the three months ended June 30, 2015, the Company repaid net cash advances to its president in the amount of $31,215. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.  As of June 30, 2015 and March 31, 2015, the Company owes its president $635,380 and $666,045 for cash advances, respectively.

In accordance with FASB ASC 835-30 “Imputation of Interest” interest has been imputed on all advances made to Company by the president. During the three months ended June 30, 2015 and 2014, interest has been imputed and charged to additional paid-in capital in the amount of $15,839 and $13,701, respectively.

Employment agreements – as of June 30, 2015 the Company had only one employment agreement which was with the president and majority shareholder. The employment agreement stipulates that the president is to receive a base salary of $120,000 per annum. The agreement also contains a provision allowing for a commission to be paid equal to 10% of gross sales achieved by the President. The total expense related to this agreement for the three months ended June 30, 2015 and 2014 was $38,108 and $30,000, respectively. As of June 30, 2015 and March 31, 2015, $781,162 and $743,055, respectively, of total compensation was unpaid and accrued in current liabilities.

The Company has accrued for unpaid payroll taxes related to these payroll expenses which amount to $73,714 and  $73,714 as of June 30, 2015 and March 31, 2015, respectively.  These accruals include $4,935 in interest or penalties related to the late status of these payments. Nonetheless, the Company anticipates that it will reasonably be able to negotiate the total past due amount of payroll taxes in order to effectively eliminate penalties and interest.

8.	SUBSEQUENT EVENTS

Subsequent to the balance sheet date the Company received net cash advances from its president in the amount of $118,150 in order to cover certain obligations that were due. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.

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

Liquidity

At June 30, 2015, the Company had cash in the amount of $173 compared to $1,638,980 in current liabilities. On a monthly basis the Company has fixed expenditures including without limitation rent and salary in the approximate amount of $25,000. This $25,000 includes the $10,000 monthly salary of our CEO which he does not take but rather accrues if money is not available for payment of the salary. Taking this into consideration, the Company needs $15,000 per month which equals $180,000 for 12 months to sustain operations and estimates it will need $180,000 in additional capital to sustain business operations over the next twelve months. Our CEO will lend the full $180,000 to Meganet, if cash is not otherwise available within the Company.

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

Comparison of the Fiscal Quarters Ended June 30, 2015 and 2014

Operating results for the fiscal quarters ended June 30, 2015 and 2014 yielded gross profit of $81,083 and $194 respectively, operating expenses of $98,145 and $76,704 respectively and net loss of $30,516 and $90,211 respectively.  Non-cash depreciation expense was $10,898 for the quarter ended June 30, 2015 and $13,460 for the quarter ended June 30, 2014, and was responsible for some of the net loss for both three month periods.

Contractual Obligations

The Company has no long-term debt obligations, capital lease obligations, purchase obligations or other long-term liabilities.  The Company pays rent of $10,000 per month for its office and shop space on a month to month basis.

Off-balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

No Undisclosed Material Trends or Events

There are no trends, events or developments that occurred during the fiscal quarter ended June 30, 2015, or from June 30, 2015 through the date of this quarterly report that would indicate or would be a material departure from the financial information set forth in this quarterly report.  Furthermore, there are no other undisclosed events or events likely to occur, of which management is aware, that would materially affect the business and/or financial information set forth in this quarterly report.

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

MEGANET CORPORATION

Date:	September 21, 2015	By:	/s/Saul Backal
Saul Backal, CEO