Form 10-K/A
period 2015-03-31
Meganet Corp
filed 2015-10-23
CIK 1527795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K /A
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
Yes [  ] No [ X ]

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

As of October 23, 2015 , the Company had outstanding 100,000,000 shares of Common Stock, $0.001 par value.

EXPLANATORY NOTE

This filing constitues Amendment No. 1 to the Form 10-K for the fiscal year ended March 31, 2015, filed with the Securities and Exchange Commission (SEC) on September 3, 2015.  This filing restates the original filing in its entirety plus includes some additions in response to comments by the staff at the SEC.  Since this file contains the original file plus the additions, a review of this file will be a review of the complete Form 10-K filed by the Company for its fiscal year ended March 31, 2015.

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

It is common for companies to resolve illiquid positions by attempting to raise additional working capital through the sale of equity capital or short term borrowing from third parties. However, our management does not believe this will be necessary. Rather management believes there will be sales sufficient to cover the next 18 to 24 months of cash operating expenses; however, there can be no surety that anticipated sales will materialize. Also, in the event that sales anticipated during the next 18 to 24 months are funded in the later end of the 18 to 24 month period, it will be necessary for the Company to procure additional operating capital during the early months of the next 18 to 24 month period. In order to provide for this potential situation, our CEO has agreed to contribute additional amounts to capital as needed to cover operating expenses.  However, there is no written agreement between our CEO and the Company for him to provide this funding and therefore his agreement to do so is non-binding upon him.

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

Item. 15. Exhibits

Exhibit No.	Exhibit Name
3.1	Articles of Incorporation(2)
3.2	Bylaws(2)
14.1	Code of Ethics (1)
31.1	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
99.1	Independent Director Rule (1)

(1) Filed as an exhibit to the Annual Report on Form 10-K filed on September 11, 2014.
(2) Filed as an exhibit to the Form S-1 filed on August 12, 2011

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEGANET CORPORATION

By: /s/ Saul Backal
-----------------------------------------------------
Saul Backal, CEO

Date: October 23, 2015

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Saul Backal
-----------------------------------------
Saul Backal, Director and
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

Date: October 23, 2015

By: /s/ Merav Backal
-----------------------------------------------------
Merav Backal, Director

Date: October 23, 2015

By: /s/ Orna Mizrahi
-----------------------------------------------------
Orna Mizrahi, Director

Date: October 23, 2015