Form 10-Q
period 2015-09-30
Meganet Corp
filed 2015-11-23
CIK 1527795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 19, 2015 – 100,000,000 shares of common stock, $0.001 par value.

MEGANET CORPORATION

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MEGANET CORPORATION
BALANCE SHEETS

ASSETS	September 30,	March 31,
	2015	2015
	(Unaudited)
Current assets:
Cash	$1,186	$94
Total current assets	1,186	94

Property and equipment, net	38,515	56,510

Total assets	$39,701	$56,604

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$983,255	$929,077
Deferred revenue	-	40,000
Officer loan	754,780	666,045
Total current liabilities	1,738,035	1,635,122

Total liabilities	1,738,035	1,635,122

Stockholders' equity (deficit):
Common stock; $0.001 par value, 100,000,000 shares authorized and
100,000,000 and 100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid-in capital	2,885,532	2,853,131
Accumulated deficit	(4,683,866)	(4,531,649)
Total stockholders' equity (deficit)	(1,698,334)	(1,578,518)

Total liabilities and stockholders' equity (deficit)	$39,701	$56,604

The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2015	2014	2015	2014

Revenues	$1,051	$11,113	$82,134	$11,307

Cost of revenues	-	5,500	-	5,500

Gross profit	1,051	5,613	82,134	5,807

Operating expenses:
General and administrative	39,887	11,558	58,895	14,802
Depreciation	11,072	11,159	21,970	24,619
Compensation and related payroll taxes	30,105	30,000	68,213	60,000
Rent	30,000	30,000	60,131	60,000
Total operating expenses	111,064	82,717	209,209	159,421

Loss before other expenses	(110,013)	(77,104)	(127,075)	(153,614)

Other income (expenses)
Bitcoin mining income	5,482	--	7,867	--
Bitcoin mining expense	(608)	--	(608)	--
Interest expense	(16,562)	(14,136)	(32,401)	(27,837)
Total other income (expenses)	(11,688)	(14,136)	(25,142)	(27,837)

Loss before income taxes	(121,701)	(91,240)	(152,217)	(181,451)

Provision for income taxes	-	-	-	-

Net loss	$(121,701)	$(91,240)	$(152,217)	$(181,451)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding and fully diluted	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(152,217)	$(181,451)
Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
Depreciation	21,970	24,619
Imputed interest on officer advance	32,401	27,837
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	54,178	109,072
Decrease in deferred revenue	(40,000)	-
Net cash used in operating activities	(83,668)	(19,923)

Cash flows from investing activities:
Purchase of fixed assets	(3,975)	-
Net cash used by investing activities	(3,975)	-

Cash flows from financing activities:
Advances from officer	129,500	25,820
Repayment of officer advances	(40,765)	(5,900)
Net cash provided by financing activities	88,735	19,920

Net change in cash	1,092	(3)

Cash, beginning of period	94	131

Cash, end of period	$1,186	$128

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2.    SUMMARY OF SIGNIFICANT POLICIES – (CONTINUED)

Revenue recognition  (Continued) –During the year ended March 31, 2015, the Company began purchasing GAW miners and leasing computing space in exchange for bitcoin currency.  During April 2015, the Company and GAW miners entered into a settlement agreement for the repayment of a bitcoin  dispute.   The agreement calls for six equal monthly payments of $16,453 starting in March 2015, when the Company received its first payment.   The Company recognizes GAW mining payments as bitcoin income as they are received on a cash basis.  The Company has not received any payments since March 2015 and has fully allowed for past due payments due to questions of collectability.

During the six months ended September 30, 2015, the Company had revenue of $82,134, including $80,000 worth of jammer equipment previously recorded as display assets with an original purchase cost of $21,725 and a net book value of $0 as of the time of sale.

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

Property and equipment (Continued) - under development, future cash flows include remaining construction costs. There were no impairments during the periods presented.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated deficit of $4,683,866 as of September 30, 2015.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Management anticipates that that there will be sales sufficient to cover the next 12 months of cash operating expenses; however, there can be no surety that anticipated sales will materialize. In order to mitigate the risk related with this uncertainty, the CEO has agreed to contribute additional amounts to capital as needed to cover operating expenses.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of September 30, 2015 and March 31, 2015:

	September 30, 2015	March 31, 2015
Furniture and equipment	$2,557,113	$2,574,874
Leasehold improvements	99,094	99,094
Vehicles	5,500	5,500
	2,661,707	2,679,468
Less: accumulated depreciation	(2,623,192)	(2,622,958)
	$38,515	$56,510

Depreciation expense, for the six months ended September 30, 2015 and 2014 was $21,970 and $24,619, respectively.

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of September 30, 2015 and March 31, 2015:

	September 30, 2015	March 31, 2015
Accounts payable	$171,986	$186,023
Accrued payroll	737,555	669,340
Accrued payroll tax	73,714	73,714
	$983,255	$929,077

6.	OPERATING LEASE

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

Rental expense, for the six months ended September 30, 2015 and 2014 was $60,131 and $60,000, respectively.

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7.	RELATED PARTY TRANSACTIONS

Officer loan – During the six months ended September 30, 2015, the Company borrowed $129,500 and repaid cash advances to its president in the amount of $40,765. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.  As of September 30, 2015 and March 31, 2015, the Company owes its president $754,780 and $666,045 for cash advances, respectively.

In accordance with FASB ASC 835-30 “Imputation of Interest” interest has been imputed on all advances made to Company by the president. During the six months ended September 30, 2015 and 2014, interest has been imputed and charged to additional paid-in capital in the amount of $32,401 and $27,837, respectively.
Employment agreements – as of September 30, 2015 the Company had only one employment agreement which was with the president and majority shareholder. The employment agreement stipulates that the president is to receive a base salary of $120,000 per annum. The agreement also contains a provision allowing for a commission to be paid equal to 10% of gross sales achieved by the President. The total expense related to this agreement for the six months ended September 30, 2015 and 2014 was $68,213 and $60,000, respectively. As of September 30, 2015 and March 31, 2015, $811,269 and $743,054, respectively, of total compensation and payroll tax was unpaid and accrued in current liabilities.

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

Liquidity

At September 30, 2015, the Company had cash in the amount of $1,186 compared to $1,738,035 in current liabilities. On a monthly basis the Company has fixed expenditures including without limitation rent and salary in the approximate amount of $25,000. This $25,000 includes the $10,000 monthly salary of our CEO which he does not take but rather accrues if money is not available for payment of the salary. Taking this into consideration, the Company needs $15,000 per month which equals $180,000 for 12 months to sustain operations and estimates it will need $180,000 in additional capital to sustain business operations over the next twelve months. Our CEO will lend the full $180,000 to Meganet, if cash is not otherwise available within the Company.

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

Comparison of the Fiscal Quarters Ended September 30, 2015 and 2014

Operating results for the fiscal quarters ended September 30, 2014 and 2013 yielded gross profit of $1,051 and $5,613 respectively, operating expenses of $111,064 and $82,717 respectively and net loss of $121,701 and $91,240 respectively.  The gross profit for both periods was negligible.  Non-cash depreciation expense was $11,072 for the quarter ended September 30, 2015 and $11,159 for the quarter ended September 30, 2014, and was responsible only 10% of the operating expense and net loss for the quarter ended September 30, 2015.

Comparison of the Six Month Periods Ended September 30, 2015 and 2014

Operating results for the six month periods ended September 30, 2015 and 2014 yielded gross profit of $82,134 and $5,807 respectively, operating expenses of $209,209 and $159,421 respectively and net loss of $152,217 and $181,451 respectively.  Non-cash depreciation expense was $21,970 for the six month period ended September 30, 2015 and $24,619 for the six month period ended September 30, 2014, and was responsible for some of the net loss for the two six month periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In October, 2015, a market maker submitted to FINRA on our behalf an application on Form 211 for purposes of obtaining a trading symbol so our stock can be listed on the OTCQB of the OTC Market System. As of the date of this filing we have not heard back from FINRA with respect to the Form 211.

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

(1) Attached as an exhibit to Form S-1 filed on August 12, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

MEGANET CORPORATION

Date: November 23, 2015	By:	/s/Saul Backal
Saul Backal, CEO