Form 10-Q
period 2015-12-31
Meganet Corp
filed 2016-02-22
CIK 1527795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

For the quarterly period ended December 31, 2015

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  February 18, 2016 – 100,000,000 shares of common stock, $0.001 par value.

MEGANET CORPORATION

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MEGANET CORPORATION
BALANCE SHEETS
ASSETS	December 31,	March 31,
	2015	2015
	(Unaudited)
Current assets:
Cash	$124	$94
Total current assets	124	94

Property and equipment, net	27,307	56,510

Total assets	$27,431	$56,604

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$1,049,873	$929,077
Deferred revenue	-	40,000
Officer advances	753,835	666,045
Total current liabilities	1,803,708	1,635,122

Total liabilities	1,803,708	1,635,122

Stockholders' equity (deficit):
Common stock; $0.001 par value, 100,000,000 shares authorized and
100,000,000 and 100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid-in capital	2,906,391	2,853,131
Accumulated deficit	(4,782,668)	(4,531,649)
Total stockholders' equity (deficit)	(1,776,277)	(1,578,518)

Total liabilities and stockholders' equity (deficit)	$27,431	$56,604

The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2015	2014	2015	2014

Revenues	$486	$982	$82,620	$12,289

Cost of revenues	--	--	--	5,500

Gross profit	486	982	82,620	6,789

Operating expenses:
General and administrative	7,172	25,556	66,067	40,360
Depreciation	11,208	11,049	33,178	35,667
Compensation and related payroll taxes	30,049	31,228	98,262	91,228
Rent	30,000	30,000	90,131	90,000
Total operating expenses	78,429	97,833	287,638	257,255

Loss before other expenses	(77,943)	(96,851)	(205,018)	(250,466)

Other income (expenses)
Bitcoin mining income	--	18,664	7,867	18,664
Bitcoin mining expense	--	(133,688)	(608)	(133,688)
Interest expense	(20,859)	(15,805)	(53,260)	(43,641)
Total other income (expenses)	(20,859)	(130,829)	(46,001)	(158,665)

Loss before income taxes	(98,802)	(227,680)	(251,019)	(409,131)

Provision for income taxes	-	-	-	-

Net loss	$(98,802)	$(227,680)	$(251,019)	$(409,131)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(251,019)	$(409,131)
Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
Depreciation	33,178	35,667
Imputed interest on officer advance	53,260	43,641
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	120,796	173,092
Decrease in deferred revenue	(40,000)	-

Net cash used in operating activities	(83,785)	(156,731)

Cash flows from investing activities:
Purchase of fixed assets	(3,975)	-
Net cash used by investing activities	(3,975)	-

Cash flows from financing activities:
Advances from officer	129,575	177,734
Repayment of officer advances	(41,785)	(10,092)
Net cash provided by financing activities	87,790	167,642

Net change in cash	30	10,911

Cash, beginning of period	94	131

Cash, end of period	$124	$11,042

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Meganet Corporation was incorporated in Nevada on March 26, 2009 (the “Company” or “Meganet”). Prior to the formation of the current entity, a now dissolved entity under the name Meganet Corporation was incorporated in California with common ownership and similar business objectives. The integration of the Company’s operations from the now dissolved California company to the Nevada company is considered a recapitalization due to the common ownership resulting in the assets and liabilities being recorded at a carryover basis as determined under accounting principles generally accepted in the United States of America. The former entity had been dissolved before incorporation on March 26, 2009.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by Meganet pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with Meganet’s most recent audited financial statements.  Operating results for the nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated deficit of $4,782,668 as of December 31, 2015.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Management anticipates that that there will be sales sufficient to cover the next 12 months of cash operating expenses; however, there can be no surety that anticipated sales will materialize. In order to mitigate the risk related with this uncertainty, the CEO has agreed to contribute additional amounts to capital as needed to cover operating expenses.

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3.	RELATED PARTY TRANSACTIONS

Officer loan – During the nine month period ending December 31, 2015, the Company received net cash advances from the president in the amount of $87,790. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.

In accordance with FASB ASC 835-30 “Imputation of Interest” interest has been imputed on all advances made to Company by the president. During the nine month period ending December 31, 2015 and 2014, interest has been imputed and charged to additional paid-in capital in the amount of $53,260 and $43,641, respectively.

Employment agreements – as of December 31, 2015 the Company had only one employment agreement which was with the President and majority shareholder. The employment agreement stipulates that the President is to receive a base salary of $120,000 per annum. The agreement also contains a provision allowing for a commission to be paid equal to 10% of gross sales achieved by the President. The total expense related to this agreement was $98,262 and $91,228 for the nine month period ending December 31, 2015 and 2014, respectively.  As of December 31, 2015, $753,835 of total compensation was unpaid and accrued in current liabilities.

The Company has accrued for unpaid payroll taxes related to these payroll expenses which amount to $73,714 and  $73,714 as of December 31, 2015 and 2014, respectively. These accruals include $1,649 in interest or penalties related to the late status of these payments. Nonetheless, the Company anticipates that it will reasonably be able to negotiate the total past due amount of payroll taxes in order to effectively eliminate penalties and interest.

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

Liquidity

At December 31, 2015, the Company had cash in the amount of $124 compared to $1,803,708 in current liabilities. On a monthly basis the Company has fixed expenditures including without limitation rent and salary in the approximate amount of $25,000. This $25,000 includes the $10,000 monthly salary of our CEO which he does not take but rather accrues if money is not available for payment of the salary. Taking this into consideration, the Company needs $15,000 per month which equals $180,000 for 12 months to sustain operations and estimates it will need $180,000 in additional capital to sustain business operations over the next twelve months. Our CEO will lend the full $180,000 to Meganet, if cash is not otherwise available within the Company.

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

Comparison of the Fiscal Quarters Ended December 31, 2015 and 2014

Operating results for the fiscal quarters ended December 31, 2015 and 2014 yielded gross profit of $486 and $982 respectively, operating expenses of $78,429 and $97,833 respectively and net loss of $98,802 and $227,980 respectively.  Non-cash depreciation expense was $11,208 for the quarter ended December 31, 2015 and $11,049 for the quarter ended December 31, 2014, and was responsible for only 14% of the operating expense and net loss for the quarter ended December 31, 2015.

Comparison of the Nine Month Periods Ended December 31, 2015 and 2014

Operating results for the nine month periods ended December 31, 2015 and 2014 yielded gross profit of $82,620 and $6,789 respectively, operating expenses of $287,638 and $257,255 respectively and net loss of $251,019 and $409,131 respectively.  Non-cash depreciation expense was $33,178 for the nine month period ended December 31, 2015 and $35,667 for the nine month period ended December 31, 2014, and was responsible for some of the net loss for the two nine month periods.

Contractual Obligations

The Company has no long-term debt obligations, capital lease obligations, purchase obligations or other long-term liabilities.  The Company pays rent of $10,000 per month for its office and shop space on a month to month basis.

Off-balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

No Undisclosed Material Trends or Events

There are no trends, events or developments that occurred during the fiscal quarter ended December 31, 2015, or from December 31, 2015 through the date of this quarterly report that would indicate or would be a material departure from the financial information set forth in this quarterly report.  Furthermore, there are no other undisclosed events or events likely to occur, of which management is aware, that would materially affect the business and/or financial information set forth in this quarterly report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company qualifies as a “smaller reporting company” as defined in 17 C.F.R. §229.10(f)(1), and is not required to provide information by this item.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is not subject to effective duel control allowing for appropriate segregation of duties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In October, 2015, a market maker submitted to FINRA on our behalf an application on Form 211 for purposes of obtaining a trading symbol so our stock can be listed on the OTCQB of the OTC Market System. In January, 2016, FINRA assigned the Company the trading symbol MGNT.

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

MEGANET CORPORATION

Date:	February 22, 2016	By:	/s/Saul Backal
Saul Backal, CEO