Form 10-K
period 2016-03-31
Meganet Corp
filed 2016-07-19
CIK 1527795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Registrant's telephone number, including area code: (702) 987-0087

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
Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):  Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer", "large accelerated filer", "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]      Accelerated Filer [ ]       Non-accelerated filer  [ ]      Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter is $0.00 since there was no bid or asked price on that day being September 30, 2016.

As of July 14, 2016, the Company had outstanding 100,000,000 shares of Common Stock, $0.001 par value.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. Unless the context otherwise requires, references in this annual report to "we," "us," "our," or the "Company" refer to Thermal. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management Discussion and Analysis and Plan of Operation." If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report, which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.

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

Our Products
Meganet's products are divided into twelve main categories.
1)
Encryption - The Company owns multiple patents worldwide for what the Company believes is the world's most powerful encryption algorithm, therefore holding the promise to change the data security market forever. The company has developed a myriad of products and solutions with this algorithm and has been hugely successful in marketing these products to commercial, government and military users worldwide and has successfully secured major sales in those markets.

2)	Weapon Systems – The Company is a Weapon& Ammunition Manufacturer, Importer, Exporter & Dealer.

3)	Armored Vehicles levels B6 & B7 with optional RF jamming – producing the best armored vehicles for military ^ VIP use worldwide with optional bomb jamming.

4)
Bomb Jamming - The world's most powerful and effective counter-IED products. Products include a 2,500 Watt Bomb Jammer on Wheels, Man Pack Jammers, Facility Jammers and many others used by the USA and NATO forces worldwide.

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

6)
Secure Communications – the world's most extensive solutions including encrypted cell phones, encrypted land lines, encrypted fax, encrypted PDA, encrypted radios, encrypted satellite phones and more – unparalleled by any other company. These are sold to and used by the USA military and select federal agencies.

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
Bomb Jamming
A bomb jammer prevents the detonation of an improvised explosive device (IED) also known as a roadside bomb. Meganet's bomb jammers include motorcade applications for protecting convoys and soldier backpack applications for protecting foot patrols. Meganet has sold bomb jammers to the U.S. military, the U.S. intelligence agencies and for purposes of NATO applications. Meganet can also sell its bomb jammers outside the U.S. with a proper export license issued under the International Traffic in Arms Regulations ("ITAR").

Communication Interception
The Company's products include real-time cell phone, WiFi and other communication interceptors. Our client base for interceptors is the U.S. military and certain U.S. intelligence agencies and other countries and agencies of those countries upon obtaining the necessary export licensing under ITAR.
Secure Communications
The Company's secure communication applications include encrypted cell phones, encrypted land lines, encrypted fax, encrypted PDA, encrypted radios, encrypted satellite phones and more. These are sold to and used by the U.S. military and select federal agencies and worldwide under ITAR licensing.
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
Patents and Trademarks
As mentioned earlier, the Company is an assignee of patent rights (U.S. Patent # 6,219,421 and Mexican Patent # 218564 and pending in 70 additional countries.) to an encryption algorithm that supports Meganet's encryption products. This patent  will expire in April of 2021. Even after the expiration of the patent, Meganet will still be able to produce and sell the products based upon this patent.  This technology is also FIPS 140-2 certified by the NSA & NIST for government use in the USA & NATO countries.
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

With the exception of the creation and production of our 59 software products which are created in house by our CEO, Mr. Saul Backal, many elements of our business operations from hardware manufacturing to sells to shipping are handled by third parties pursuant to purchase orders or invoicing without ongoing contractual arrangements. In this way, the Company has the flexibility to change suppliers as needed and the Company's intellectual property is protected. Because of this, Meganet has only two employees. However, because of these two employees and the reliable third parties at the Company's disposal, the ability of the Company to handle product orders is scalable and almost any size of a product order can be handled. It is possible that as the Company grows, additional employees will become necessary.
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
The Company relies on third parties to manufacture the hardware components of its products while our software components and products are created in house by our CEO, Mr. Saul Backal. The Company does not have supply contracts with the hardware manufacturers and instead works on an order-by-order basis. By not having supply contracts, the Company runs the risk that its current suppliers of hardware components will opt to discontinue their relationship with the Company thereby interrupting the flow of hardware components and limiting the Company's ability to operate its business. If alternative third party manufacturers could not be located in a timely manner, the Company would go out of business and investors would lose their entire investment.
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
Our CEO and founder, Mr. Saul Backal, is an at-will employee and could leave Meganet's employ upon his own volition.
Mr. Backal has an employment contract with Meganet. However, the contract provides that Mr. Backal's employment is at-will and that he can leave Meganet at any time should he decide to do so. Should Mr. Backal leave Meganet's employ at this time or in the near future, it would be very disruptive to the immediate future economic prospects of Meganet and probably the long term economic prospects as well.
Meganet's officers and directors own over 50% of Meganet's shares of common stock and can effectively control Meganet's affairs.
Meganet's officers and directors own approximately 54% of Meganet's shares of common stock. As a result, they are able to control matters requiring approval by Meganet's shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. The officers and directors may have interests that differ from other shareholders and may vote in a way with which disagree and which may be adverse to minority shareholder interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of Meganet, could deprive Meganet's shareholders of an opportunity to receive a premium for their shares of common stock as part of a sale of Meganet and might ultimately affect the market price of Meganet's common stock.

If the controlling shareholders sell a large number of shares all at once or in blocks, the value of Meganet's shares would most likely decline.
The three officers and directors own approximately 54,000,000 of the 100,000,000 common shares that are issued and outstanding.  Meganet's common stock is presently not traded on any market or securities exchange, but should a market develop, shares sold at a price below the current market price at which the common stock is trading will cause that market price to decline. Moreover, the offer or sale of large numbers of shares at any price may cause the market price to fall.
Meganet's sales are sporadic making it impossible to sustain a steady cash flow from month to month.
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
Meganet's business operations suffer in a down world economy.
Meganet's clients are predominantly governments and militaries that often have budget cut backs during a down economy due to declines in tax revenue. Management believes Meganet's sales have been less over the past several years than they otherwise would have been because of the down world economy. Unless the world economy improves, it is possible that it will be difficult for the Company to obtain larger product sales in the future.

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

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock was recently listed on the OTC Market designated OTC Pink under the trading symbol MGNT.  As of  yet, however, trading in the stock  has been negligible and therefore there is no "established trading market" for our shares of common stock as of the date of filing of this report.  The Company has no common equity that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity. The Company has 100,000,000 common shares issued and outstanding, 49,374,950 of which could be sold at this time pursuant to Rule 144 promulgated under the Securities Act.
Holders
As of July 14, 2016, the number of record holders of the Company's common stock is approximately 684.
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The financial statements that form part of this annual report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent accountants that audited the financial statements observed that the Company requires capital for its contemplated operational and marketing activities and that the Company's ability to raise additional capital through the future issuances of common stock is unknown and that the obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition to the attainment of profitable operations are necessary for the Company to continue operations. The independent accountants concluded that the ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

Our management has been with Meganet from its inception and has in the past shepherded all software products from the development stage through the government procurement process to final delivery and payment. Management believes that despite the Company's current illiquid position, the Company is in a position to receive significant income in the upcoming 18 to 24 months from the sale of products in the so-called product pipeline. Being in the pipeline does not mean that product has necessarily been bought, sold or ordered. It does mean that products are somewhere in the bidding and/or procurement process and in management's opinion have a reasonable chance of becoming orders, having a portion of those orders delivered and thereby producing collected revenues for the Company in material amounts within the next 18 to 24 months. Management reasonably expects 50% of the potential product sales in its pipeline to produce revenue.

Liquidity

At March 31, 2016, the Company had cash in the amount of $1,627 compared to $1,900,052 in current liabilities. On a monthly basis the Company has fixed expenditures including without limitation rent and salary in the approximate amount of $20,000. This $20,000 includes the $10,000 monthly salary of our CEO which he does not take but rather accrues if money is not available for payment of the salary. Taking this into consideration, the Company needs $15,000 per month which equals $180,000 for 12 months to sustain operations and estimates it will need $180,000 in additional capital to sustain business operations over the next twelve months. Our CEO will lend the full $180,000 to Meganet, if cash is not otherwise available within the Company. Two thirds or 67% of this amount will pay rent, approximately 13% will pay property taxes, approximately 5% will pay utilities, 10% will pay salary and the remaining 5% will pay for maintenance and miscellaneous office expenses such as mail and shipping expense and office supplies. During the fiscal year ended March 31, 2016, our CEO advanced to the Company the net amount of $151,175 to meet the financial needs of the Company.

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

Background to Understanding the Financial Results for the Past Two Years

To understand Meganet's financial results for the past two years, it is necessary to understand its sales cycle which is different from traditional companies that may have sales on a daily, weekly and/or monthly basis. Meganet's sales cycle is highly sporadic as a result of its product lines and its customer mix.

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

Customer Mix

Meganet's focus is on government and military markets which has advantages and disadvantages. Advantages include the fact that governments have deep pockets and when they really need a product they can procure it and pay for it. Also, when a company such as Meganet has a technology that a government really needs, the product can sustain a large margin in the sales price. In addition, technology is often scalable. Once developed, products based upon a technology can bring close to a 100% return.

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

Examples Illustrative of Meganet's Sales Cycle

A good way to understand Meganet's sales cycle is to see examples of past sales. Meganet obtained its product base and its business plan from a company called Meganet Corporation, a California corporation ("Meganet California"). In 2002, Meganet California made a sale to the U.S. Department of Labor. After soliciting the U.S. Dept of Labor for over a year, Meganet California received a software order for $4,200,000. Development costs of the software had been expensed as they were incurred and since it was software it had no production cost. Therefore the sale was virtually 100% profit to the company at the time it was realized. However, in the 12 months leading to this sale, total sales were only $100,000.

Another example is Meganet California's sale to the U.S. Department of Transportation (the "DOT") in 2005. After pursuing a sale for only three months which would typically be just the beginning of a solicitation cycle, an internal security breach at the DOT heightened security concerns and it issued Meganet California a $10,000,000 contract immediately. In the 12 months prior to the sale, Meganet California had sales of under $1,000,000 dollars total.

A third example is a sale to the U.S. Department of Veteran Affairs (the "DVA") in 2007. Meganet California had been soliciting the DVA's business for three years trying to sell a biometric USB storage device without success. One day without prior notice, Meganet California was selected as the sole source provider of biometric USB storage devices nationwide to over 5,000 facilities. Like before, sales for the prior 12 months had been under $1,000,000.

Prior Two Years

For the past two years, Meganet has been working hard toward securing some large sales which it believes will materialize in the near future. However, the financial statements included in this annual report show only sales totaling $82,620 for the fiscal year ending March 31, 2016 and $12,329 for the year ending March 31, 2015.  However, this pattern of sporadic sales is typical for this Company.

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

Results of Operations for Fiscal Year Ended March 31, 2016

During the fiscal year ended March 31, 2016, Meganet realized gross profit of $82,620. This was offset by operating expenses of $391,682 resulting in a net loss after interest and other expenses of $374,227.  However, $42,381 of the operating expense was non-cash depreciation expense. Nevertheless there was an operating cash shortfall during the year. The shortfall was covered by a net increase in officer loans to the Company of $94,240.

The Company's revenue consists primarily of revenue from the sale of jamming and interceptor hardware and data security software. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company's product sales, these criteria are met at the time the product is shipped. The Company recognizes revenue from the sale of hardware products (e.g., jammers and cell phone interceptors) and software included with hardware that is essential to the functionality of the hardware, in accordance with general revenue recognition accounting guidance. The software inherent to the functionality of the hardware is inseparable from the hardware component and does not have a standalone fair market value.

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

Comparison of the Fiscal Years Ended March 31, 2016 and 2015

Operating results for the fiscal years ended March 31, 2016 and 2015 yielded gross profit of $82,620 and $6,829, respectively, operating expenses of $391,682 and $357,374, respectively, and net loss of $374,227 and $489,341 respectively.  The 12% decrease in operating expenses and the corresponding 24% decrease in net loss is due primarily to a $31,194 increase in general and administrative expenses during the fiscal year ended March 31, 2016 when compared to the prior year, mainly due to the increased legal and professional associated with getting the Company listed on a public exchange.

Contractual Obligations

The Company has no long-term debt obligations, capital lease obligations, purchase obligations or other long-term liabilities.

Off-balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

No Undisclosed Material Trends or Events

There are no trends, events or developments that occurred during the fiscal year ended March 31, 2016, or from March 31, 2016 through the date of this annual report that would indicate or would be a material departure from the financial information set forth in this annual report.  Furthermore, there are no other undisclosed events or events likely to occur, of which management is aware, that would materially affect the business and/or financial information set forth in this annual report.

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

 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not Required.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Meganet Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheet of Meganet Corporation as of March 31, 2016, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meganet Corporation as of March 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has recurring net losses. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
July 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
 Meganet Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheet of Meganet Corporation as of March 31, 2015, and the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meganet Corporation as of March 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses, used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant restructuring to sustain its operation for the foreseeable future. Management's plans in regard to these matters are also described in Note 3. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

 HJ & Associates, LLC
Salt Lake City, Utah
 September 3, 2015

MEGANET CORPORATION
BALANCE SHEETS

ASSETS	March 31,
	2016	2015

Current assets:
Cash	$1,627	$94
Total current assets	1,627	94

Property and equipment, net	18,104	56,510

Total assets	$19,731	$56,604

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$1,139,767	$929,077
Deferred revenue	-	40,000
Officer loan	760,285	666,045
Total current liabilities	1,900,052	1,635,122

Total liabilities	1,900,052	1,635,122

Stockholders' (deficit):
Common stock; $0.001 par value, 100,000,000 shares authorized and
100,000,000 and 100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid-in capital	2,925,555	2,853,131
Accumulated deficit	(4,905,876)	(4,531,649)
Total stockholders' (deficit)	(1,880,321)	(1,578,518)

Total liabilities and stockholders' (deficit)	$19,731	$56,604

The accompanying notes are an integral part of these audited financial statements.

MEGANET CORPORATION
STATEMENTS OF OPERATIONS

	For the Year Ended March 31,

	2016	2015

Revenues	$82,620	$12,329

Cost of revenues	--	5,500

Gross profit	82,620	6,829

Operating expenses:
General and administrative	100,908	69,714
Depreciation	42,381	46,428
Compensation and related payroll taxes	128,262	121,232
Rent	120,131	120,000
Total operating expenses	391,682	357,374

Loss before other expenses	(309,062)	(350,545)

Other income (expenses)
Bitcoin mining income	7,867	44,805
Bitcoin mining expense	(608)	(124,098)
Interest expense	(72,424)	(59,503)
Total other income (expenses)	(65,165)	(138,796)

Loss before income taxes	(374,227)	(489,341)

Provision for income taxes	-	-

Net loss	$(374,227)	$(489,341)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	100,000,000	100,000,000

The accompanying notes are an integral part of these audited financial statements.

MEGANET  CORPORATION
STATEMENTS OF CASH FLOWS
	For the Year Ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(374,227)	$(489,341)
Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
Depreciation	42,381	46,428
Imputed interest on officer advance	72,424	59,503
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	210,690	217,206
Increase (decrease) in deferred revenue	(40,000)	40,000
Net cash used in operating activities	(88,732)	(126,204)

Cash flows from investing activities:
Purchase of fixed assets	(3,975)	-
Net cash used by investing activities	(3,975)	-

Cash flows from financing activities:
Advances from officer	151,175	188,824
Repayment of officer advances	(56,935)	(62,657)
Net cash provided by financing activities	94,240	126,167

Net increase (decrease) in cash	1,533	(37)

Cash, beginning of period	94	131

Cash, end of period	$1,627	$94

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
The accompanying notes are an integral part of these audited financial statements.

MEGANET CORPORATION
STATEMENTS OF STOCKHOLDERS' (DEFICIT)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit)
	Shares	Amount
Balance, March 31, 2014	100,000,000	100,000	2,793,628	(4,042,308)	(1,148,680)

Imputed interest on shareholder loan			59,503		59,503

Net loss for the year ended March 31, 2015				(489,341)	(489,341)

Balance, March 31, 2015	100,000,000	100,000	2,853,131	(4,531,649)	(1,578,518)

Imputed interest on shareholder loan			72,424		72,424

Net loss for the year ended March 31, 2016				(374,227)	(374,227)

Balance, March 31, 2016	100,000,000	$100,000	$2,925,555	$(4,905,876)	$(1,880,321)

The accompanying notes are an integral part of these audited financial statements.

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2016 and 2015

1.	DESCRIPTION OF BUSINESS AND HISTORY

Description of business – Meganet Corporation, (the "Company" or "Meganet") is focused on the development of data security solutions for enterprise, large organizations and corporations around the globe, including the U.S. Department of Defense, Military Intelligence and the Federal Government.  The Company's data security solutions include a patented encryption algorithm which enhances security exponentially.  The Company out-sources the manufacture of its counter-IED products, including bomb jammers, dismounted backpack portable jammers and facility jammers.  The Company also develops and sells cell phone, satellite and wireless interceptors.  Other data security solutions include encrypted cell phones, land lines, fax, PDA, radio, and satellites. Intelligence and counter-intelligence solutions include the development of SPY and RAT phones and devices for intelligence gathering.  Counter-intelligence solutions include bugs, bug detectors, bomb sniffers, miniature cameras and digital video recorders.  The Company maintains technology development, executive and sales offices in Las Vegas, Nevada.

History – Meganet Corporation was incorporated in Nevada on March 26, 2009. Prior to the formation of the current entity, a now dissolved entity under the name Meganet Corporation was incorporated in California with common ownership and similar business objectives. The integration of the Company's operations from the now dissolved California company to the Nevada company is considered a recapitalization due to the common ownership resulting in the assets and liabilities being recorded at a carryover basis as determined under accounting principles generally accepted in the United States of America. The former entity had been dissolved before incorporation on March 26, 2009.

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

Revenue recognition – The Company's revenue consists primarily of revenue from the sale of jamming and interceptor hardware and data security software.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company's product sales, these criteria are met at the time the product is shipped. The Company recognizes revenue from the sale of hardware products (e.g., jammers and cell phone interceptors) and software included with hardware that is essential to the functionality of the hardware, in accordance with general revenue recognition accounting guidance. The Company recognizes revenue in accordance with industry specific software accounting guidance for the following types of sales transactions: (i) standalone sales of software and (ii) sales of software upgrades.

Generally, the Company requires customers to deposit 50% of the gross sales price upon execution of a formal intent to sell with the remaining 50% due upon delivery of the product. The Company records deferred revenue when it receives payments in advance of the delivery of products.

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2016 and 2015

During the year ended March 31, 2015, the Company began purchasing GAW miners and leasing computing space in exchange for bitcoin currency.  During April 2015, the Company and GAW miners entered into a settlement agreement for the repayment of a bitcoin  dispute.   The agreement calls for six equal monthly payments of $16,453 starting in March 2015, when the Company received its first payment.   The Company recognizes GAW mining payments as bitcoin income as they are received on a cash basis.  The Company has not received any payments since March 2015 and has fully allowed for past due payments due to questions of collectability. The Company recognized $7,867 and $44,805 in GAW income and $608 and $124,098 in GAW expenses during the years ended March 31, 2016 and 2015, respectively.

During the year ended March 31, 2016, the Company had revenue of $82,620, including $80,000 worth of jammer equipment sold to one customer, which was previously recorded as display assets with an original purchase cost of $21,725 and a net book value of $0 as of the time of sale. At March 31, 2016 and 2015, the Company had $0 and $40,000 of deferred revenue related to the sales of jammer equipment.

Costs of revenue – Cost of revenue includes raw materials, component parts, and shipping supplies. Shipping and handling costs are not a significant portion of the cost of revenue.

Shipping costs – Amounts billed to customers related to shipping and handling are classified as revenue, and the Company's shipping and handling costs are included in cost of revenue.

Software development costs – Research and development costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. The Company's products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and software development costs have been expensed as incurred.

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

The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the "asset group"). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. There were no impairments during the periods presented.

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2016 and 2015

Income taxes – The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

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

Significant judgment is required in evaluating the Company's tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

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
March 31, 2016 and 2015

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated deficit of $4,905,876 as of March 31, 2016.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Management anticipates that that there will be sales sufficient to cover the next 12 months of cash operating expenses; however, there can be no surety that anticipated sales will materialize. In order to mitigate the risk related with this uncertainty, the CEO has agreed to contribute additional amounts to capital as needed to cover operating expenses.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Furniture and equipment	$2,557,122	$2,574,874
Leasehold improvements	99,094	99,094
Vehicles	5,500	5,500
	2,661,716	2,679,468
Less: accumulated depreciation	(2,643,612)	(2,622,958)
	$18,104	$56,510

During the year ended March 31, 2016, the Company purchased $3,975 of new computer equipment and sold two fully depreciated jammers for a total of $80,000.   Depreciation expense, for the years ended March 31, 2016 and 2015 was $42,381 and $46,428, respectively.

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Accounts payable	$190,314	$186,023
Accrued payroll	871,317	743,054
Other accrued expenses	78,136	-
	$1,139,767	$929,077

6.	OPERATING LEASE

Lease obligations – On January 1, 2010, the Company entered into a 60 month lease for its 10,000 square foot office space located in Las Vegas, Nevada.  The lease required no security deposit and provides for monthly payments of $10,000.  The lease provides for a 60 month renewal period at the expiration to the lease period which the Company anticipates to exercise, but the lease is currently month-to-month.  The amount of rent due, included in accounts payable, as of March 31, 2016, and March 31, 2015, was $173,765 and $156,265 respectively.

Rental expense, for the years ended March 31, 2016 and 2015 was $120,131 and $120,000, respectively.

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2016 and 2015

7.	RELATED PARTY TRANSACTIONS

Officer loan – During the years ended March 31, 2016 and 2015, the Company received cash advances from its president in the amount of $151,175  and $188,824, respectively, and repaid the president $56,935 and $62,657, respectively. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president. At March 31, 2016 and 2015, the Company owes its president $760,285 and $666,045, respectively.

In accordance with FASB ASC 835-30 "Imputation of Interest", interest has been imputed on all advances made to Company by the president. During the years ended March 31, 2016 and 2015, interest has been imputed and charged to additional paid-in capital in the amount of $72,424 and $59,503, respectively.

Employment agreements – as of March 31, 2015 the Company had only one employment agreement which was with the President and majority shareholder. The employment agreement stipulates that the President is to receive a base salary of $120,000 per annum. The agreement also contains a provision allowing for a commission to be paid equal to 10% of gross sales achieved by the President. The total expense related to this agreement for the years ended March 31, 2016 and 2015 was $128,262 and $122,232, respectively. As of  March 31, 2016 and 2015, $871,317 and $743,054, respectively, of total compensation and related payroll taxes was unpaid and accrued in current liabilities.  Included in the accrued payroll is an accrued liability for payroll taxes in the amount of $73,714 as of March 31, 2016 and 2015, respectively.  These accruals inlude $4,935 in interest and penalties related to the late status of these payments.  Nonetheless,  the Company anticipates that it will reasonably be able to negotiate the total past due amount of payroll taxes in order to effectively eliminate penalties and interest.

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

Net deferred tax assets consist of the following components as of March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Deferred tax assets:
Net operating loss carry forward	$755,663	$698,073
Valuation allowance	(755,663)	(698,073)
Net deferred tax asset	$-	$-

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the years ended March 31, 2016 and 2015 due to the following:

	March 31, 2016	March 31, 2015
Pre-tax book income (loss)	$(130,979)	$(171,269)
Unpaid salaries	44,892	42,000
Tax depreciation under (over) book	2,847	4,263
Non-deductible portion of meals and entertainment	337	95
Imputed interest on officer loan	25,348	20,826
Net operating loss carry forward	755,663	698,073
Valuation allowance	(698,108)	(593,988)
Federal income tax	$-	$-

The Company had net operating losses of approximately $2,159,038 that expire in years through 2026.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

9. SUBSEQUENT EVENTS

Subsequent to the balance sheet date the Company received cash advances from its President in the amount of $4,797 in order to cover certain obligations that were due and repaid $1,490. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures.

Under the supervision and with the participation of our management including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure, and (iii) is not subject to effective duel control allowing for appropriate segregation of duties.

Management's Annual Report on Internal Control over Financial Reporting.

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

Our management, including our sole executive and accounting officer, evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2016.  In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, our management concluded that there are multiple material weaknesses in our internal control over financial reporting.  A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2016.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

Item 9(B). Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management

Executive Officers and Directors

Set forth below is certain information with respect to our executive officers and directors:

Name	Age	Position
Saul Backal	53	Chairman and CEO
Merav Backal	50	Vice President and Director
Orna Mizrahi	49	Treasurer and Director

Saul Backal

Saul Backal is our Chairman and CEO and has held these positions since the inception of the Company on March 26, 2009. Prior thereto from 1997 to 2009, Mr. Backal was the Chairman and CEO of Meganet Corporation, a California corporation, which was also engaged in encryption, jamming, interception, biometric products and government & military products. With both companies, Mr. Backal was over management, organizational structure, finance, sales and marketing. Because of Mr. Backal's intimate knowledge of Meganet, its products, clients, technologies and business operations, it is a natural fit for Mr. Backal to serve as Chairman of our board of directors.

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

Item 11. Executive Compensation

Director Compensation

The Company does not compensate its directors for serving on the board of directors.

Executive Compensation

Summary Compensation Table

Name and principal position	Year	Salary ($)	Commissions ($)	Stock Awards ($)	Total ($)
Saul Backal, CEO (1)	2016	$120,000	$8,262	0	$128,262
	2015	$120,000	$1,233	0	$121,232

(1)  Mr. Backal has an employment agreement which provides he is to receive a base annual salary of $120,000. In addition he is to receive 10% of the gross product sales he brings to the Company. Mr. Backal has declined to take earned compensation when the Company is not in a cash position to pay it.  In 2014 Mr. Backal had total compensation of $121,948 all of which was accrued.  In 2015 Mr. Backal had total compensation of $121,232 all of which was accrued.  In 2016 Mr. Backal had total compensation of $128,262 all of which was accrued. As of March 31, 2016, $871,317 of Mr. Backal's total compensation was unpaid and accrued in current liabilities. Pursuant to his employment agreement, Mr. Backal is an at-will employee and may terminate his employment at any time. Also pursuant to his employment agreement, Mr. Backal has the authority to increase his own salary and the discretion to pay himself a bonus if he believes major progress in being made with the business operations of the company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of July 12, 2016, we had 100,000,000 shares of common stock outstanding, which are our only outstanding voting securities. The following table sets forth information regarding the beneficial ownership of our common stock as of July 12, 2016, by:
•	each person who is known by us to own beneficially more than 5% of our common stock;
•	each of our executive officers;
•	each of our current directors; and
•	all officers and directors as a group.

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Saul Backal (1)	51,625,050 Direct	52%
Common	Merav Backal (1)	1,000,000 Direct	1%
Common	Orna Mizrahi (1)	1,000,000 Direct	1%
	All directors and officers as a group (3 persons)	53,625,050 Direct	54%

(1)	Person's address is 2510 E. Sunset Rd. Unit 5-777, Las Vegas, NV 89120.

Changes in Control

There are no additional present arrangements or pledges of the Company's securities, which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions
Officer loan – During the years ended March 31, 2016 and 2015, the Company received net advances from the president in the amount of $151,175 and $188,824, respectively, and repaid the president $56,935 and $62,657, respectively. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president. At March 31, 2016 and 2015, the Company owes its president $760,285 and $666,045, respectively.
Interest has been imputed on all advances made to Company by the president. During the years ended March 31, 2016 and 2015, interest has been imputed and charged to additional paid-in capital in the amount of $72,424 and $59,503, respectively.
Employment agreements – as of March 31, 2016 the Company had only one employment agreement which was with the President and majority shareholder. The employment agreement stipulates that the President is to receive a base salary of $120,000 per annum. The agreement also contains a provision allowing for a commission to be paid equal to 10% of gross sales achieved by the President. The total expense related to this agreement was $128,262 and $121,232 for the years ended March 31, 2016 and 2015, respectively.  As of March 31, 2016 and 2015, $871,317 and $743,055 respectively, of total compensation and related payroll taxes was unpaid and accrued in current liabilities.
Subsequent to March 31, 2016, the Company received net cash advances from its President in the amount of $4,797 in order to cover certain obligations that were due and repaid $1,490. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.

Director Independence

We do not have any independent directors serving on our Board of Directors. The definition the Company uses to determine whether a director is independent is NASDAQ Rule 4200(a)(15). The text of this rule is attached to this Annual Report as Exhibit 99.1.

Item 14.  Principal Accounting Fees and Services

The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended March 31, 2016 and 2015:

	2016	2015
Fee Category
Audit Fees	$19,180	$16,100
Audit-related Fees	-	-
Tax Fees	-	3,700
All Other Fees	-	-
Total Fees	$19,180	$19,800

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of the Company's annual financial statements and review of the financial statements included in the Company's Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit fees."

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees," and "Tax fees" above.

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

Date: July 18, 2016

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Saul Backal
-----------------------------------------
Saul Backal, Director and
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

Date: July 18, 2016

By: /s/ Merav Backal
-----------------------------------------------------
Merav Backal, Director

Date: July 18, 2016

By: /s/ Orna Mizrahi
-----------------------------------------------------
Orna Mizrahi, Director

Date: July 18, 2016