Form 10-Q
period 2016-06-30
Meganet Corp
filed 2016-08-15
CIK 1527795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

For the quarterly period ended June 30, 2016

For the transition period from ____________ to____________

Commission File No. 333-176256

MEGANET CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada	80-0376822
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2510 E. Sunset Rd. Unit 5-777
Las Vegas, NV  89120
(Address of Principal Executive Offices)

(702) 987-0087
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:  August 15, 2016 – 100,000,000 shares of common stock, $0.001 par value.

MEGANET CORPORATION

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MEGANET CORPORATION
BALANCE SHEETS

ASSETS	June 30,	March 31,
	2016	2016
	(Unaudited)
Current assets:
Cash	$123	$1,627
Total current assets	123	1,627

Property and equipment, net	13,900	18,104

Total assets	$14,023	$19,731

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,205,559	$1,139,767
Officer loan	761,498	760,285
Total current liabilities	1,967,057	1,900,052

Total liabilities	1,967,057	1,900,052

Stockholders' ~~equity (~~deficit~~):~~
Common stock; $0.001 par value, 100,000,000 shares authorized and
100,000,000 and 100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid-in capital	2,944,560	2,925,555
Accumulated deficit	(4,997,594)	(4,905,876)
Total stockholders' deficit	(1,953,034)	(1,880,321)

Total liabilities and stockholders' deficit	$14,023	$19,731

The accompanying notes are an integral part of these unaudited financial statements.

MEGANET CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,
	2016	2015

Revenues	$120	$81,083

Cost of revenues	--	--

Gross profit	120	81,083

Operating expenses:
General and administrative	8,617	19,008
Depreciation	4,204	10,898
Compensation and related payroll taxes	30,012	38,108
Rent	30,000	30,131
Total operating expenses	72,833	98,145

Loss before other expenses	(72,713)	(17,062)

Other income (expenses)
Bitcoin mining income	--	2,385
Interest expense	(19,005)	(15,839)
Total other income (expenses)	(19,005)	(13,454)

Loss before income taxes	(91,718)	(30,516)

Provision for income taxes	-	-

Net loss	$(91,718)	$(30,516)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	100,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

MEGANET CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended June 30,

	2016	2015

Cash flows from operating activities:
Net loss	$(91,718)	$(30,516)
Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
Depreciation	4,204	10,898
Imputed interest on officer advance	19,005	15,839
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	65,792	74,523
Increase (decrease) in deferred revenue	-	(40,000)
Net cash used in operating activities	(2,717)	30,744

Cash flows from financing activities:
Advances from officer	3,597	550
Repayment of officer advances	(2,384)	(31,215)
Net cash provided by financing activities	1,213	(30,665)

Net change in cash	(1,504)	79

Cash, beginning of period	1,627	94

Cash, end of period	$123	$173

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

1.	DESCRIPTION OF BUSINESS AND HISTORY

Meganet Corporation was incorporated in Nevada on March 26, 2009 (the "Company" or "Meganet"). Prior to the formation of the current entity, a now dissolved entity under the name Meganet Corporation was incorporated in California with common ownership and similar business objectives. The integration of the Company's operations from the now dissolved California company to the Nevada company is considered a recapitalization due to the common ownership resulting in the assets and liabilities being recorded at a carryover basis as determined under accounting principles generally accepted in the United States of America. The former entity had been dissolved before incorporation on March 26, 2009.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by Meganet pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with Meganet's most recent audited financial statements.  Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated deficit of $4,997,594 as of June 30, 2016.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Management anticipates that that there will be sales sufficient to cover the next 12 months of cash operating expenses; however, there can be no surety that anticipated sales will materialize. In order to mitigate the risk related with this uncertainty, the CEO has agreed to contribute additional amounts to capital as needed to cover operating expenses.

3.	RELATED PARTY TRANSACTIONS

Officer loan – During the three month period ending June 30, 2016, the Company received cash advances from its president in the amount of $3,597 and repaid $2,384. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president. The balance of advances due at June 30, 2016 and March 31, 2016 was $761,498 and $760,285, respectively.

In accordance with FASB ASC 835-30 "Imputation of Interest", interest has been imputed on all advances made to Company by the president. During the three month period ending June 30, 2016 and 2015, interest has been imputed and charged to additional paid-in capital in the amount of $19,005 and $15,839, respectively.

Employment agreements – as of June 30, 2016 the Company had only one employment agreement which was with the President and majority shareholder. The employment agreement stipulates that the President is to receive a base salary of $120,000 per annum. The agreement also contains a provision allowing for a commission to be paid equal to 10% of gross sales achieved by the President. The total expense related to this agreement was $30,012 and $38,108 for the three month period ending June 30, 2016 and 2015, respectively.  As of June 30, 2016 and March 31, 2016, $901,329 and $871,317 of total compensation was unpaid and accrued in current liabilities, respectively.
4.	SUBSEQUENT EVENTS

Subsequent to the balance sheet date the Company received cash advances from its president in the amount of $1,900 in order to cover certain obligations that were due and repaid $6,235. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may," "would," "could," "should," "expects," "projects," "anticipates," "believes," "estimates," "plans," "intends," "targets" or similar expressions.

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

Liquidity

At June 30, 2016, the Company had cash in the amount of $123 compared to $1,967,057 in current liabilities. On a monthly basis the Company has fixed expenditures including without limitation rent and salary in the approximate amount of $20,000. This $20,000 includes the $10,000 monthly salary of our CEO which he does not take but rather accrues if money is not available for payment of the salary. Taking this into consideration, the Company needs $15,000 per month which equals $180,000 for 12 months to sustain operations and estimates it will need $180,000 in additional capital to sustain business operations over the next twelve months. Our CEO will lend the full $180,000 to Meganet, if cash is not otherwise available within the Company. Two thirds or 67% of this amount will pay rent, approximately 13% will pay property taxes, approximately 5% will pay utilities, 10% will pay salary and the remaining 5% will pay for maintenance and miscellaneous office expenses such as mail and shipping expense and office supplies. During the three months ended June 30, 2016, our CEO advanced to the Company $3,597 and was repaid $2,384 to meet the financial needs of the Company.

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

Background to Understanding the Financial Results for the Past Three Years

To understand Meganet's financial results for the past three years, it is necessary to understand its sales cycle which is different from traditional companies that may have sales on a daily, weekly and/or monthly basis. Meganet's sales cycle is highly sporadic as a result of its product lines and its customer mix.

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

Examples Illustrative of Meganet's Sales Cycle

A good way to understand Meganet's sales cycle is to see examples of past sales. Meganet obtained its product base and its business plan from a company called Meganet Corporation, a California corporation ("Meganet California"). In 2002, Meganet California made a sale to the U.S. Department of Labor. After soliciting the U.S. Department of Labor for over a year, Meganet California received a software order for $4,200,000. Development costs of the software had been expensed as they were incurred and since it was software it had no production cost. Therefore the sale was virtually 100% profit to the company at the time it was realized. However, in the 12 months leading to this sale, total sales were only $100,000.

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

For the past two years, Meganet has been working hard toward securing some large sales which it believes will materialize in the near future. However, the financial statements included in this annual report show sales minimal sales.  However, this pattern of sporadic sales is typical for this Company.

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

Comparison of the Fiscal Quarters Ended June 30, 2016 and 2015

Operating results for the fiscal quarters ended June 30, 2016 and 2015 yielded gross profit of $120 and $81,083 respectively, operating expenses of $72,833 and $98,145 respectively and net loss of $91,718 and $30,516 respectively.  Non-cash depreciation expense was $4,204 for the quarter ended June 30, 2016 and $10,898 for the quarter ended June 30, 2015, and was responsible for some of the net loss for both three month periods.

Contractual Obligations

The Company has no long-term debt obligations, capital lease obligations, purchase obligations or other long-term liabilities.  The Company pays rent of $10,000 per month for its office and shop space on a month to month basis.

Off-balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

No Undisclosed Material Trends or Events

There are no trends, events or developments that occurred during the fiscal quarter ended June 30, 2016, or from June 30, 2016 through the date of this quarterly report that would indicate or would be a material departure from the financial information set forth in this quarterly report.  Furthermore, there are no other undisclosed events or events likely to occur, of which management is aware, that would materially affect the business and/or financial information set forth in this quarterly report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company qualifies as a "smaller reporting company" as defined in 17 C.F.R. §229.10(f)(1), and is not required to provide information by this item.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A.  Risk Factors.

The Company qualifies as a "smaller reporting company" as defined in 17 C.F.R. §229.10(f)(1), and is not required to provide information by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

3.1 3.2 31 32
Articles of Incorporation (1)

Bylaws (1)

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

MEGANET CORPORATION

Date:	August 15, 2016	By:	/s/Saul Backal
Saul Backal, CEO and CFO