Form 10-Q
period 2016-09-30
Meganet Corp
filed 2016-11-18
CIK 1527795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:  November 18, 2016 – 100,000,000 shares of common stock, $0.001 par value.

MEGANET CORPORATION

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MEGANET CORPORATION
BALANCE SHEETS

ASSETS	September 30,	March 31,
	2016	2016
	(Unaudited)
Current assets:
Cash	$1,575	$1,627
Total current assets	1,575	1,627

Property and equipment, net	10,328	18,104

Total assets	$11,903	$19,731

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,261,825	$1,139,767
Officer loan	781,723	760,285
Total current liabilities	2,043,548	1,900,052

Total liabilities	2,043,548	1,900,052

Stockholders' deficit:
Common stock; $0.001 par value, 100,000,000 shares authorized and
100,000,000 and 100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid-in capital	2,964,006	2,925,555
Accumulated deficit	(5,095,651)	(4,905,876)
Total stockholders' deficit	(2,031,645)	(1,880,321)

Total liabilities and stockholders' deficit	$11,903	$19,731

The accompanying notes are an integral part of these unaudited financial statements.

MEGANET CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

	2016	2015	2016	2015

Revenues	$--	$1,051	$120	$82,134

Cost of revenues	--	--	--	--

Gross profit	--	1,051	120	82,134

Operating expenses:
General and administrative	15,039	39,887	23,656	58,895
Depreciation	3,572	11,072	7,776	21,970
Compensation and related payroll taxes	30,000	30,105	60,012	68,213
Rent	30,000	30,000	60,000	60,131
Total operating expenses	78,611	111,064	151,444	209,209

Loss before other expenses	(78,611)	(110,013)	(151,324)	(127,075)

Other income (expenses)
Bitcoin mining income	--	5,482	--	7,867
Bitcoin mining expense	--	(608)	--	(608)
Interest expense	(19,446)	(16,562)	(38,451)	(32,401)
Total other income (expenses)	(19,446)	(11,688)	(38,451)	(25,142)

Loss before income taxes	(98,057)	(121,701)	(189,775)	(152,217)

Provision for income taxes	-	-	-	-

Net loss	$(98,057)	$(121,701)	$(189,775)	$(152,217)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

MEGANET CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended September 30,

	2016	2015

Cash flows from operating activities:
Net loss	$(189,775)	$(152,217)
Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
Depreciation	7,776	21,970
Imputed interest on officer advance	38,451	32,401
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	122,058	54,178
Increase (decrease) in deferred revenue	--	(40,000)
Net cash used in operating activities	(21,490)	(83,668)

Cash flows from investing activities:
Purchase of fixed assets	-	(3,975)
Net cash used by investing activities	-	(3,975)

Cash flows from financing activities:
Advances from officer	31,342	129,500
Repayment of officer advances	(9,904)	(40,765)
Net cash provided by financing activities	21,438	88,735

Net change in cash	(52)	1,092

Cash, beginning of period	1,627	94

Cash, end of period	$1,575	$1,186
	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

1.	DESCRIPTION OF BUSINESS AND HISTORY

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

The accompanying unaudited financial statements have been prepared by Meganet pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with Meganet's most recent audited financial statements.  Operating results for the six months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated deficit of $5,095,651 as of September 30, 2016.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Management anticipates that that there will be sales sufficient to cover the next 12 months of cash operating expenses; however, there can be no surety that anticipated sales will materialize. In order to mitigate the risk related with this uncertainty, the CEO has agreed to contribute additional amounts to capital as needed to cover operating expenses.

3.	RELATED PARTY TRANSACTIONS

Officer loan – During the three and six month periods ending September 30, 2016, the Company received cash advances from its president in the amount of $27,745 and $31,342 and repaid $7,520 and $9,904, respectively. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president. The balance of advances due at September 30, 2016 and March 31, 2016 was $781,723 and $760,285, respectively.

In accordance with FASB ASC 835-30 "Imputation of Interest", interest has been imputed on all advances made to Company by the president. During the six month period ending September 30, 2016 and 2015, interest has been imputed and charged to additional paid-in capital in the amount of $38,451 and $32,401, respectively.

Employment agreements – as of September 30, 2016 the Company had only one employment agreement which was with the President and majority shareholder. The employment agreement stipulates that the President is to receive a base salary of $120,000 per annum. The agreement also contains a provision allowing for a commission to be paid equal to 10% of gross sales achieved by the President. The total expense related to this agreement was $60,012 and $68,213 for the six month period ending September 30, 2016 and 2015, respectively.  As of September 30, 2016 and March 31, 2016, $931,329 and $871,317 of total compensation was unpaid and accrued in current liabilities, respectively.

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

Liquidity

At September 30, 2016, the Company had cash in the amount of $1,575 compared to $2,043,548 in current liabilities. On a monthly basis the Company has fixed expenditures including without limitation rent and salary in the approximate amount of $20,000. This $20,000 includes the $10,000 monthly salary of our CEO which he does not take but rather accrues if money is not available for payment of the salary. Taking this into consideration, the Company needs $10,000 per month which equals $120,000 for 12 months to sustain operations and estimates it will need $180,000 in additional capital to sustain business operations over the next twelve months. Our CEO will lend the full $180,000 to Meganet, if cash is not otherwise available within the Company. Two thirds or 67% of this amount will pay rent, approximately 13% will pay property taxes, approximately 5% will pay utilities, 10% will pay salary and the remaining 5% will pay for maintenance and miscellaneous office expenses such as mail and shipping expense and office supplies. During the six months ended September 30, 2016, our CEO advanced to the Company $31,342 and was repaid $9,904 to meet the financial needs of the Company.

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

Results of Operations

For the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenues for the three months ended September 30, 2016 and 2015 were $0 and $1,051, respectively, and we incurred no costs of revenues for either period. Operating expenses for the three months ended September 30, 2016 and 2015 were $78,611 and $111,064, respectively, and yielded a net loss from operations of $78,611 and $111,013 respectively.  For the three months ended September 30, 2016, operating expenses consisted of general and administrative expenses of $15,039, depreciation expense was $3,572 and compensation and rent expense were both $30,000. During the three months ended September 30, 2015, operating expenses consisted of general and administrative expenses of $39,887, depreciation expense was $11,072, compensation expense was $30,105 and rent expense was $30,000. The $32,453 decrease in operating expenses is mainly due to a $24,848 reduction in general and administrative expenses as a result of decreased legal and audit fees, as well as a $7,500 decrease in depreciation expense during the three months ended September 30, 2016 compared to the same period in the prior year.

Other expenses for the three months ended September 30, 2016 and 2015 were $19,446 and $11,688, respectively. Other income and expenses consisted of Bitcoin mining income of $0 and $5,482, respectively, offset by Bitcoin mining expense of $0 and $608, respectively. Interest expense was $19,446 and $16,562 for the three months ended September 30, 2016 and 2015, respectively.

Net loss was $98,057 and $121,701 for the three months ended September 30, 2016 and 2015, respectively.

For the Six Months Ended September 30, 2016 Compared to the Six Months Ended September 30, 2015

Revenues for the six months ended September 30, 2016 and 2015 were $120 and $82,134, respectively, and we incurred no costs of revenues for either period. Operating expenses for the six months ended September 30, 2016 and 2015 were $151,444 and $209,209, respectively, and yielded a net loss from operations of $151,324 and $127,075, respectively.  For the six months ended September 30, 2016, operating expenses consisted of general and administrative expenses of $23,656, depreciation expense was $7,776, compensation expense was $60,012 and rent expense was $60,000. During the six months ended September 30, 2015, operating expenses consisted of general and administrative expenses of $58,895, depreciation expense was $21,970, compensation expense was $68,213 and rent expense was $60,131. The $82,014 decrease in revenue is mainly the result of one sale for $80,000 during the six months ended September 30, 2015. The $57,765 decrease in operating expenses is mainly due to a $35,239 reduction in general and administrative expenses as a result of decreased legal and audit fees, as well as a $14,194 decrease in depreciation expense and $8,201 decrease in compensation expense during the three months ended September 30, 2016 compared to the same period in the prior year.

Other expenses for the six months ended September 30, 2016 and 2015 were $38,451 and $25,142, respectively. Other income and expenses consisted of Bitcoin mining income of $0 and $7,867, respectively, offset by Bitcoin mining expense of $0 and $608, respectively. Interest expense was $38,451 and $32,401 for the six months ended September 30, 2016 and 2015, respectively.

Net loss was $189,775 and $152,217 for the six months ended September 30, 2016 and 2015, respectively.

Liquidity
Current assets at September 30, 2016 totaled $1,575 in cash, as compared to $1,627 in cash at March 31, 2016.
During the six months ended September 30, 2016, our operating activities used net cash of $21,490, compared to $83,668 in the comparable 2015 period. Investing activities used cash of $3,975 for the purchase of fixed assets during the period ended September 30, 2015, there were no such purchases in 2016.  Financing activities provided $21,438 in cash during the six months ended September 30, 2016 from officer advances, compared to $88,735 in the comparable 2015 period.
At September 30, 2016, the Company had a working capital deficit of $2,041,973, as compared to $1,898,425 at March 31, 2016.
Contractual Obligations

The Company has no long-term debt obligations, capital lease obligations, purchase obligations or other long-term liabilities.  The Company incurs rent of $10,000 per month for its office and shop space on a month to month basis.

Off-balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

No Undisclosed Material Trends or Events

There are no trends, events or developments that occurred during the fiscal quarter ended September 30, 2016, or from September 30, 2016 through the date of this quarterly report that would indicate or would be a material departure from the financial information set forth in this quarterly report.  Furthermore, there are no other undisclosed events or events likely to occur, of which management is aware, that would materially affect the business and/or financial information set forth in this quarterly report.

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

MEGANET CORPORATION

Date:	November 18, 2016	By:	/s/Saul Backal
Saul Backal, CEO and CFO