Form 10-Q
period 2016-12-31
Meganet Corp
filed 2017-02-21
CIK 1527795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

For the quarterly period ended December 31, 2016

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

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:  February 17, 2017 – 100,000,000 shares of common stock, $0.001 par value.

MEGANET CORPORATION

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MEGANET CORPORATION
BALANCE SHEETS

ASSETS	December 31,	March 31,
	2016	2016
	(Unaudited)
Current assets:
Cash	$159	$1,627
Total current assets	159	1,627

Property and equipment, net	7,383	18,104

Total assets	$7,542	$19,731

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$1,310,915	$1,139,767
Officer loan	799,823	760,285
Total current liabilities	2,110,738	1,900,052

Total liabilities	2,110,738	1,900,052

Stockholders' deficit:
Common stock; $0.001 par value, 100,000,000 shares authorized and
100,000,000 and 100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid-in capital	2,983,886	2,925,555
Accumulated deficit	(5,187,082)	(4,905,876)
Total stockholders' deficit	(2,103,196)	(1,880,321)

Total liabilities and stockholders' deficit	$7,542	$19,731

The accompanying notes are an integral part of these unaudited financial statements.

MEGANET CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,

	2016	2015	2016	2015

Revenues	$--	$486	$120	$82,620

Cost of revenues	--	--	--	--

Gross profit	--	486	120	82,620

Operating expenses:
General and administrative	8,134	7,172	31,790	66,067
Depreciation	2,945	11,208	10,721	33,178
Compensation and related payroll taxes	30,472	30,049	90,484	98,262
Rent	30,000	30,000	90,000	90,131
Total operating expenses	71,551	78,429	222,995	287,638

Loss before other expenses	(71,551)	(77,943)	(222,875)	(205,018)

Other income (expenses)
Bitcoin mining income	--	--	--	7,867
Bitcoin mining expense	--	--	--	(608)
Interest expense	(19,880)	(20,859)	(58,331)	(53,260)
Total other income (expenses)	(19,880)	(20,859)	(58,331)	(46,001)

Loss before income taxes	(91,431)	(98,802)	(281,206)	(251,019)

Provision for income taxes	-	-	-	-

Net loss	$(91,431)	$(98,802)	$(281,206)	$(251,019)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

MEGANET CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(281,206)	$(251,019)
Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
Depreciation	10,721	33,178
Imputed interest on officer advance	58,331	53,260
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	171,148	120,796
Increase (decrease) in deferred revenue	--	(40,000)
Net cash used in operating activities	(41,006)	(83,785)

Cash flows from investing activities:
Purchase of fixed assets	-	(3,975)
Net cash used in investing activities	-	(3,975)

Cash flows from financing activities:
Advances from officer	55,042	129,575
Repayment of officer advances	(15,504)	(41,785)
Net cash provided by financing activities	39,538	87,790

Net change in cash	(1,468)	30

Cash, beginning of period	1,627	94

Cash, end of period	$159	$124
	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

1.	DESCRIPTION OF BUSINESS AND HISTORY

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

The accompanying unaudited financial statements have been prepared by Meganet pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with Meganet's most recent audited financial statements.  Operating results for the nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated deficit of $5,187,082 as of December 31, 2016.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

There can be no surety that there will be sales sufficient to cover the next 12 months of cash operating expenses. In order to mitigate the risk related with this uncertainty, the CEO has agreed to contribute additional amounts to capital as needed to cover operating expenses.

3.	RELATED PARTY TRANSACTIONS

Officer loan – During the three and nine month periods ending December 31, 2016, the Company received cash advances from its president in the amounts of $23,700 and $55,042 and repaid $5,600 and $15,504, respectively. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president. The balance of advances due at December 31, 2016 and March 31, 2016 was $799,823 and $760,285, respectively.

In accordance with FASB ASC 835-30 "Imputation of Interest", interest has been imputed on all advances made to Company by the president. During the nine month period ending December 31, 2016 and 2015, interest has been imputed and charged to additional paid-in capital in the amount of $58,331 and $53,260, respectively.

Employment agreements – as of December 31, 2016 the Company had only one employment agreement which was with the President and majority shareholder. The employment agreement stipulates that the President is to receive a base salary of $120,000 per annum. The agreement also contains a provision allowing for a commission to be paid equal to 10% of gross sales achieved by the President. The total expense related to this agreement was $90,012 and $98,262 for the nine month period ending December 31, 2016 and 2015, respectively.  As of December 31, 2016 and March 31, 2016, $961,329 and $871,317 of total compensation was unpaid and accrued in current liabilities, respectively.

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

Liquidity

At December 31, 2016, the Company had cash in the amount of $159 compared to $2,110,738 in current liabilities. On a monthly basis the Company has fixed expenditures including without limitation rent and salary in the approximate amount of $20,000. This $20,000 includes the $10,000 monthly salary of our CEO which he does not take but rather accrues if money is not available for payment of the salary. Taking this into consideration, the Company needs $10,000 per month which equals $120,000 for 12 months to sustain operations and estimates it will need $180,000 in additional capital to sustain business operations over the next twelve months. Our CEO will lend the full $180,000 to Meganet, if cash is not otherwise available within the Company. Two thirds or 67% of this amount will pay rent, approximately 13% will pay property taxes, approximately 5% will pay utilities, 10% will pay salary and the remaining 5% will pay for maintenance and miscellaneous office expenses such as mail and shipping expense and office supplies. During the nine months ended December 31, 2016, our CEO advanced to the Company $55,042 and was repaid $15,504 to meet the financial needs of the Company.

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

Results of Operations

For the Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015

Revenues for the three months ended December 31, 2016 and 2015 were $0 and $486, respectively, and we incurred no costs of revenues for either period. Operating expenses for the three months ended December 31, 2016 and 2015 were $71,551 and $78,429, respectively, and yielded a net loss from operations of $71,551 and $77,943 respectively.  For the three months ended December 31, 2016, operating expenses consisted of general and administrative expenses of $8,134, depreciation expense was $2,945 and compensation and rent expense were $30,472 and $30,000, respectively. During the three months ended December 31, 2015, operating expenses consisted of general and administrative expenses of $7,172, depreciation expense was $11,208, compensation expense was $30,049 and rent expense was $30,000. The $6,878 decrease in operating expenses is mainly due to a $8,263 decrease in depreciation expense during the three months ended December 31, 2016 compared to the same period in the prior year, partially offset by a $962 increase in general and administrative expenses and $423 in compensation expense.

Other expenses consisted of interest expense for the three months ended December 31, 2016 and 2015 of $19,880 and $20,859, respectively, related to related party loans.

Net loss was $91,431 and $98,802 for the three months ended December 31, 2016 and 2015, respectively.

For the Nine Months Ended December 31, 2016 Compared to the Nine Months Ended December 31, 2015

Revenues for the nine months ended December 31, 2016 and 2015 were $120 and $82,620, respectively, and we incurred no costs of revenues for either period. Operating expenses for the nine months ended December 31, 2016 and 2015 were $222,995 and $287,638, respectively, and yielded a net loss from operations of $222,875 and $205,018, respectively.  For the nine months ended December 31, 2016, operating expenses consisted of general and administrative expenses of $31,790, depreciation expense was $10,721, compensation expense was $90,484 and rent expense was $90,000. During the nine months ended December 31, 2015, operating expenses consisted of general and administrative expenses of $66,067, depreciation expense was $33,178, compensation expense was $98,262 and rent expense was $90,131. The $82,500 decrease in revenue is mainly the result of one sale for $80,000 during the nine months ended December 31, 2015. The $64,643 decrease in operating expenses is mainly due to a $34,277 reduction in general and administrative expenses as a result of decreased legal and audit fees, as well as a $22,457 decrease in depreciation expense and $7,778 decrease in compensation expense during the nine months ended December 31, 2016 compared to the same period in the prior year.

Other expenses for the nine months ended December 31, 2016 and 2015 were $58,331 and $46,001, respectively. Other income and expenses consisted of Bitcoin mining income of $0 and $7,867, respectively, offset by Bitcoin mining expense of $0 and $608, respectively. Interest expense was $58,331 and $53,260 for the nine months ended December 31, 2016 and 2015, respectively.

Net loss was $281,206 and $251,019 for the nine months ended December 31, 2016 and 2015, respectively.

Liquidity
Current assets at December 31, 2016 totaled $159 in cash, as compared to $1,627 in cash at March 31, 2016.
During the nine months ended December 31, 2016, our operating activities used net cash of $41,006, compared to $83,785 in the comparable 2015 period. Investing activities used cash of $3,975 for the purchase of fixed assets during the period ended December 31, 2015, there were no such purchases in 2016.  Financing activities provided $39,538 in cash during the nine months ended December 31, 2016 from officer advances, compared to $87,790 in the comparable 2015 period.
At December 31, 2016, the Company had a working capital deficit of $2,110,579, as compared to $1,898,425 at March 31, 2016.
Contractual Obligations

The Company has no long-term debt obligations, capital lease obligations, purchase obligations or other long-term liabilities.  The Company incurs rent of $10,000 per month for its office and shop space on a month to month basis.

Off-balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

No Undisclosed Material Trends or Events

There are no trends, events or developments that occurred during the fiscal quarter ended December 31, 2016, or from December 31, 2016 through the date of this quarterly report that would indicate or would be a material departure from the financial information set forth in this quarterly report.  Furthermore, there are no other undisclosed events or events likely to occur, of which management is aware, that would materially affect the business and/or financial information set forth in this quarterly report.

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

MEGANET CORPORATION

Date:	February 21, 2017	By:	/s/Saul Backal
Saul Backal, CEO