Form 10-K
period 2017-03-31
Meganet Corp
filed 2017-08-11
CIK 1527795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

As of July 28, 2017, the Company had outstanding 100,000,000 shares of Common Stock, $0.001 par value.

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
1)
Encryption - The Company owns multiple patents worldwide for the world's most powerful encryption algorithm and the only unbreakable encryption in existence, therefore holding the promise to change the data security market forever. The company has developed a myriad of products and solutions with this algorithm and has been hugely successful in marketing these products to commercial, government and military users worldwide and has successfully secured major sales in those markets.

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
Patents and Trademarks
Meganet has applied for patent protection on a technology it calls T-Sequence. A patent on this technology has not been granted but is pending. This technology allows for deterministic prime numbers testing in polynomial time and factoring in real time.
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
The three officers and directors own approximately 54,000,000 of the 100,000,000 common shares that are issued and outstanding.  Meganet's common stock is presently traded on the Over-the-Counter Bulletin Board securities exchange and shares sold at a price below the current market price at which the common stock is trading will cause that market price to decline. Moreover, the offer or sale of large numbers of shares at any price may cause the market price to fall.
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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties

On January 1, 2010, the Company entered into a 60 month lease for its 10,000 square foot office and shop space located in Las Vegas Nevada. The lease required no security deposit and provides for monthly payments of $10,000. The lease term expired on January 1, 2015 and the Company has been renting on a month-to-month basis.  The lease provides for a 60 month renewal period which the Company anticipates exercising.  However, at the present time the Company occupies the space on a month to month basis.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceeding.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no "established trading market" for our shares of common stock. We are not listed on any OTC Market or any other listing system or exchange. The Company has no common equity that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity. The Company has 100,000,000 common shares issued and outstanding, 46,374,950 of which could be sold at this time pursuant to Rule 144 promulgated under the Securities Act.
Holders
As of July 28, 2017, the number of record holders of the Company's common stock is approximately 684.
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Statements made in this Form 10-K which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of Meganet. Such forward-looking statements include those that are preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in this Annual Report: general economic or industry conditions nationally and/or in the communities in which we conduct business; fluctuations in global gold and silver markets; legislation or regulatory requirements, including environmental requirements; conditions of the securities markets; competition; our ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward- looking statements speak only as of the date they are made. Meganet does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

Prior Two Years

For the past two years, Meganet has been working hard toward securing some large sales which it believes will materialize in the near future. However, the financial statements included in this annual report show only sales totaling $120 for the fiscal year ending March 31, 2017 and $82,620 for the year ending March 31, 2016.  However, this pattern of sporadic sales is typical for this Company.

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

Meganet is a company that goes from one large sale to the next with low or quiet periods in between.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We continuously evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
We believe the following critical accounting policies are important to the portrayal of our financial condition and results of operations and require our management's subjective or complex judgment because of the sensitivity of the methods, assumptions and estimates used in the preparation of our condensed financial statements.
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

 Liquidity

Current assets at March 31, 2017 totaled $164, which was comprised of cash.

During fiscal years 2017 and 2016, our operating activities used net cash of $41,786 and $88,732, respectively. Adjustments items to reconcile net loss to net cash used in operating activities for the year ended March 31, 2017 totaled $98,934 and consisted depreciation of $13,345, imputed interest on officer advances of $78,325 and a $7,264 loss on impairment of assets.

Net cash used in investing activities was $2,505 in 2017 compared to $3,975 in 2016. The Company purchased furniture and computer equipment.

Net cash provided by financing activities was $42,828 in 2017, compared to $94,240 in 2016.  The decrease in cash provided by financing activities is mainly due to the decrease in proceeds of $92,843 from the issuance of related party notes payable, partially offset by a $41,431 decrease in officer advance repayments.

At March 31, 2017 and 2016, the Company had a working capital deficit of $2,171,649 and $1,880,321, respectively.

On a monthly basis the Company has fixed expenditures including without limitation rent and salary in the approximate amount of $20,000. This $20,000 includes the $10,000 monthly salary of our CEO which he does not take but rather accrues if money is not available for payment of the salary. Taking this into consideration, the Company needs $15,000 per month which equals $180,000 for 12 months to sustain operations and estimates it will need $180,000 in additional capital to sustain business operations over the next twelve months. Our CEO will lend the full $180,000 to Meganet, if cash is not otherwise available within the Company. Two thirds or 67% of this amount will pay rent, approximately 13% will pay property taxes, approximately 5% will pay utilities, 10% will pay salary and the remaining 5% will pay for maintenance and miscellaneous office expenses such as mail and shipping expense and office supplies. During the fiscal years ended March 31, 2017 and 2016, our CEO advanced to the Company the net amounts of $58,332 and $151,175, respectively, to meet the financial needs of the Company.

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

Results of Operations

Comparison of the Fiscal Years Ended March 31, 2017 and 2016

During the fiscal years ended March 31, 2017 and 2016, Meganet realized revenue of $120 and $86,260 and cost of sales of $0 and $0, respectively, resulting in gross profit of $120 and $82,620, respectively. Gross profit was offset by operating expenses of $291,448 and $391,682, resulting in a net loss after interest and other expenses of $369,653 and $374,227 for the years ended March 31, 2017 and 2016, respectively. For the years ended March 31, 2017 and 2016, $13,345 and $42,381, respectively, of the operating expense was non-cash depreciation expense. The decrease in operating expenses and is due primarily to a $63,355 decrease in general and administrative expenses during the fiscal year ended March 31, 2017 when compared to the prior year, mainly due to decreased legal and professional associated with getting the Company listed on a public exchange in 2016.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended March 31, 2017.

Contractual Obligations

We had no contractual obligations of any kind for the year ended March 31, 2017.

 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not Required.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Meganet Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheets of Meganet Corporation (the "Company") as of March 31, 2017 and 2016, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meganet Corporation as of March 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
August 10, 2017

MEGANET CORPORATION
BALANCE SHEETS

ASSETS	March 31,
	2017	2016

Current assets:
Cash	$164	$1,627
Total current assets	164	1,627

Property and equipment, net	--	18,104

Total assets	$164	$19,731

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,368,700	$1,139,767
Officer loan	803,113	760,285
Total current liabilities	2,171,813	1,900,052

Total liabilities	2,171,813	1,900,052

Stockholders' deficit:
Common stock; $0.001 par value, 100,000,000 shares authorized and
100,000,000 and 100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid-in capital	3,003,880	2,925,555
Accumulated deficit	(5,275,529)	(4,905,876)
Total stockholders' deficit	(2,171,649)	(1,880,321)

Total liabilities and stockholders' deficit	$164	$19,731

The accompanying notes are an integral part of these audited financial statements.

MEGANET CORPORATION
STATEMENTS OF OPERATIONS
	For the Years Ended March 31,
	2017	2016

Revenues	$120	$82,620

Cost of revenues	--	--

Gross profit	120	82,620

Operating expenses
General and administrative	30,289	100,908
Impairment expense	7,264	--
Depreciation	13,345	42,381
Compensation and related payroll taxes	120,550	128,262
Rent	120,000	120,131
Total operating expenses	291,448	391,682

Loss before other expenses	(291,328)	(309,062)

Other income (expenses)
Bitcoin mining income	--	7,867
Bitcoin mining expense	--	(608)
Interest expense	(78,325)	(72,424)
Total other (expenses)	(78,325)	(65,165)

Loss before income taxes	(369,653)	(374,227)

Provision for income taxes	-	-

Net loss	$(369,653)	$(374,227)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	100,000,000	100,000,000

The accompanying notes are an integral part of these audited financial statements.

MEGANET CORPORATION
STATEMENTS OF CASH FLOWS
	For the Years Ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(369,653)	$(374,227)
Adjustments to reconcile net loss to net
cash (used) in operating activities:
Depreciation	13,345	42,381
Imputed interest on officer advance	78,325	72,424
Impairment loss	7,264	-
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	228,933	210,690
Decrease in deferred revenue	--	(40,000)
Net cash used in operating activities	(41,786)	(88,732)

Cash flows from investing activities:
Purchase of fixed assets	(2,505)	(3,975)
Net cash used by investing activities	(2,505)	(3,975)

Cash flows from financing activities:
Advances from officer	58,332	151,175
Repayment of officer advances	(15,504)	(56,935)
Net cash provided by financing activities	42,828	94,240

Net change in cash	(1,463)	1,533

Cash, beginning of period	1,627	94

Cash, end of period	$164	$1,627
	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

MEGANET CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance, March 31, 2015	100,000,000	100,000	2,853,131	(4,531,649)	(1,578,518)

Imputed interest on shareholder loan	-	-	72,424	-	72,424

Net loss for the year ended March 31, 2016	-	-	-	(374,227)	(374,227)

Balance, March 31, 2016	100,000,000	100,000	2,925,555	(4,905,876)	(1,880,321)

Imputed interest on shareholder loan			78,325		78,325

Net loss for the year ended March 31, 2017				(369,653)	(369,653)

Balance, March 31, 2017	100,000,000	$100,000	$3,003,880	$(5,275,529)	$(2,171,649)

The accompanying notes are an integral part of these audited financial statements.

MEGANET CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2017 and 2016

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

Basis of presentation
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.

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

Cash and cash equivalents – Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. The Company had no cash equivalents as of March 31, 2017 and 2016.

Revenue recognition – The Company's revenue from 2016 consists primarily of revenue from the sale of jamming and interceptor hardware and data security software.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company's product sales, these criteria are met at the time the product is shipped. The Company recognizes revenue from the sale of hardware products (e.g., jammers and cell phone interceptors) and software included with hardware that is essential to the functionality of the hardware, in accordance with general revenue recognition accounting guidance. The Company recognizes revenue in accordance with industry specific software accounting guidance for the following types of sales transactions: (i) standalone sales of software and (ii) sales of software upgrades.

Generally, the Company requires customers to deposit 50% of the gross sales price upon execution of a formal intent to sell with the remaining 50% due upon delivery of the product. The Company records deferred revenue when it receives payments in advance of the delivery of products.

During the year ended March 31, 2016, the Company began purchasing GAW miners and leasing computing space in exchange for bitcoin currency.  The Company recognized $0 and $7,867 in GAW income and $0 and $608 in GAW expenses during the years ended March 31, 2017 and 2016, respectively.

During the year ended March 31, 2017 and 2016, the Company had revenue of $120 and $82,620, respectively, including $80,000 worth of jammer equipment sold to one customer in 2016, which was previously recorded as display assets with an original purchase cost of $21,725 and a net book value of $0 as of the time of sale.

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

During the year ended March 31, 2017, the Company determined property and equipment with a net book value of $7,264 was impaired and written off.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated deficit of $5,275,529 as of March 31, 2017.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Management anticipates that there will be sales sufficient to cover the next 12 months of cash operating expenses; however, there can be no surety that anticipated sales will materialize. In order to mitigate the risk related with this uncertainty, the CEO has agreed to contribute additional amounts to capital as needed to cover operating expenses.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Furniture and equipment	$-	$2,557,122
Leasehold improvements	-	99,094
Vehicles	-	5,500
	-	2,661,716
Less: accumulated depreciation	-	(2,643,612)
	$-	$18,104

Depreciation expense, for the years ended March 31, 2017 and 2016 was $13,345 and $42,381, respectively. During the year ended March 31, 2017, the Company determined property and equipment with a net book value of $7,264 was impaired and written off.

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Accounts payable	$309,272	$190,314
Accrued payroll	991,329	871,317
Other accrued expenses	68,099	78,136
	$1,368,700	$1,139,767

6.	OPERATING LEASE

Lease obligations – On January 1, 2010, the Company entered into a 60 month lease for its 10,000 square foot office space located in Las Vegas, Nevada.  The lease required no security deposit and provides for monthly payments of $10,000.  The lease provides for a 60 month renewal period at the expiration to the lease period which the Company anticipates to exercise, but the lease is currently month-to-month.  The amount of rent due, included in accounts payable, as of March 31, 2017, and March 31, 2016, was $293,765 and $173,765 respectively.

Rental expense, for the years ended March 31, 2017 and 2016 was $120,000 and $120,131, respectively.

7.	RELATED PARTY TRANSACTIONS

Officer loan – During the years ended March 31, 2017 and 2016, the Company received cash advances from its president in the amount of $58,332 and $151,175, respectively, and repaid the president $15,504 and $56,935, respectively. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president. At March 31, 2017 and 2016, the Company owes its president $803,113 and $760,285, respectively.

In accordance with FASB ASC 835-30 "Imputation of Interest", interest has been imputed on all advances made to Company by the president. During the years ended March 31, 2017 and 2016, interest has been imputed and charged to additional paid-in capital in the amount of $78,325 and $72,424, respectively.

Employment agreements – as of March 31, 2017 the Company had only one employment agreement which was with the President and majority shareholder. The employment agreement stipulates that the President is to receive a base salary of $120,000 per annum. The agreement also contains a provision allowing for a commission to be paid equal to 10% of gross sales achieved by the President. The total expense related to this agreement for the years ended March 31, 2017 and 2016 was $120,012 and $128,262, respectively. As of March 31, 2017 and 2016, $991,329 and $871,317, respectively, of total compensation and related payroll taxes was unpaid and accrued in current liabilities.  Included in the accrued payroll is an accrued liability for payroll taxes in the amount of $73,714 as of March 31, 2017 and 2016, respectively.  These accruals include $4,935 in interest and penalties related to the late status of these payments.  Nonetheless, the Company anticipates that it will reasonably be able to negotiate the total past due amount of payroll taxes in order to effectively eliminate penalties and interest.

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

Net deferred tax assets consist of the following components as of March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Deferred tax assets:
Net operating loss carry forward	$815,574	$755,663
Valuation allowance	(815,574)	(755,663)
Net deferred tax asset	$-	$-

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the years ended March 31, 2016 and 2016 due to the following:

	March 31, 2017	March 31, 2016
Pre-tax book income (loss)	$(129,379)	$(130,979)
Unpaid salaries	42,004	44,892
Tax depreciation under (over) book	-	2,847
Non-deductible portion of meals and entertainment	85	337
Imputed interest on officer loan	27,414	25,348
Valuation allowance	(59,876)	(57,555)
Federal income tax	$-	$-

The Company had net operating losses of approximately $2,330,212 that expire in years through 2027.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

9. SUBSEQUENT EVENTS

Subsequent to the balance sheet date the Company received cash advances from its President in the amount of $27,450 in order to cover certain obligations that were due and repaid $9,903. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.

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

Our management, including our sole executive and accounting officer, evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2017.  In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, our management concluded that there are multiple material weaknesses in our internal control over financial reporting.  A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2017.

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

Item 9(B). Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management

Executive Officers and Directors

Set forth below is certain information with respect to our executive officers and directors:

Name	Age	Position
Saul Backal	54	Chairman and CEO
Merav Backal	51	Vice President and Director
Orna Mizrahi	50	Treasurer and Director

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

Item 11. Executive Compensation

Director Compensation

The Company does not compensate its directors for serving on the board of directors.

Executive Compensation

Summary Compensation Table

Name and principal position	Year	Salary ($)	Commissions ($)	Stock Awards ($)	Total ($)
Saul Backal, CEO (1)	2017	$120,000	$12	0	$120,012
	2016	$120,000	$8,262	0	$128,262
	2015	$120,000	$1,233	0	$121,232

(1)  Mr. Backal has an employment agreement which provides he is to receive a base annual salary of $120,000. In addition he is to receive 10% of the gross product sales he brings to the Company. Mr. Backal has declined to take earned compensation when the Company is not in a cash position to pay it.  In 2015 Mr. Backal had total compensation of $121,232 all of which was accrued.  In 2016 Mr. Backal had total compensation of $128,262 all of which was accrued.  In 2017 Mr. Backal had total compensation of $120,012 all of which was accrued. As of March 31, 2017, $991,329 of Mr. Backal's total compensation was unpaid and accrued in current liabilities. Pursuant to his employment agreement, Mr. Backal is an at-will employee and may terminate his employment at any time. Also pursuant to his employment agreement, Mr. Backal has the authority to increase his own salary and the discretion to pay himself a bonus if he believes major progress in being made with the business operations of the company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of July 28, 2017, we had 100,000,000 shares of common stock outstanding, which are our only outstanding voting securities. The following table sets forth information regarding the beneficial ownership of our common stock as of July 28, 2017, by:
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions
Officer loan – During the years ended March 31, 2017 and 2016, the Company received net cash advances from the president in the amount of $58,332 and $151,175, respectively. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.
Interest has been imputed on all advances made to Company by the president. During the years ended March 31, 2017 and 2016, interest has been imputed and charged to additional paid-in capital in the amount of $78,325 and $72,424, respectively.
Employment agreements – as of March 31, 2017 the Company had only one employment agreement which was with the President and majority shareholder. The employment agreement stipulates that the President is to receive a base salary of $120,000 per annum. The agreement also contains a provision allowing for a commission to be paid equal to 10% of gross sales achieved by the President. The total expense related to this agreement was $120,012 and $128,262 for the years ended March 31, 2017 and 2016, respectively.  As of March 31, 2017 and 2016, $991,329 and $871,317 respectively, of total compensation was unpaid and accrued in current liabilities.

The Company has accrued for unpaid payroll taxes related to these payroll expenses which amount to $73,714 and $73,714 as of March 31, 2017 and 2016, respectively. These accruals include $4,935 in interest or penalties related to the late status of these payments. Nonetheless, the Company anticipates that it will reasonably be able to negotiate the total past due amount of payroll taxes in order to effectively eliminate penalties and interest.

Subsequent to March 31, 2017, the Company received net cash advances from its President in the amount of $17,547 in order to cover certain obligations that were due. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president.

Director Independence

We do not have any independent directors serving on our Board of Directors. The definition the Company uses to determine whether a director is independent is NASDAQ Rule 4200(a)(15). The text of this rule is attached to this Annual Report as Exhibit 99.1.

Item 14.  Principal Accounting Fees and Services

The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended March 31, 2017 and 2016:

	2017	2016
Fee Category
Audit Fees	$15,000	$19,180
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$15,000	$19,180

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

Date: August 10, 2017

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Saul Backal
-----------------------------------------
Saul Backal, Director and
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

Date: August 10, 2017

By: /s/ Merav Backal
-----------------------------------------------------
Merav Backal, Director

Date: August 10, 2017

By: /s/ Orna Mizrahi
-----------------------------------------------------
Orna Mizrahi, Director

Date: August 10, 2017