Form 10-Q
period 2017-06-30
Meganet Corp
filed 2017-08-23
CIK 1527795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revisited financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:  August 23, 2017 – 100,000,000 shares of common stock, $0.001 par value.

MEGANET CORPORATION

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

MEGANET CORPORATION
BALANCE SHEETS
ASSETS	June 30,	March 31,
	2017	2017
	(Unaudited)
Current assets:
Cash	$4,350	$164
Total current assets	4,350	164

Total assets	4,350	164

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	1,423,840	1,368,700
Officer loan	819,965	803,113
Total current liabilities	2,243,805	2,171,813

Total liabilities	2,243,805	2,171,813

Stockholders' equity (deficit):
Common stock; $0.001 par value, 100,000,000 shares authorized and
100,000,000 and 100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid-in capital	3,021,708	3,003,880
Accumulated deficit	(5,361,163)	(5,275,529)
Total stockholders' equity (deficit)	(2,239,455)	(2,171,649)

Total liabilities and stockholders' equity (deficit)	$4,350	$164

The accompanying notes are an integral part of these unaudited financial statements.

MEGANET CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended June 30,
	2017	2016

Revenues	$--	$120

Cost of revenues	--	--

Gross profit	--	120

Operating expenses:
General and administrative	7,806	8,617
Depreciation	--	4,204
Compensation and related payroll taxes	30,000	30,012
Rent	30,000	30,000
Total operating expenses	67,806	72,833

Loss before other expenses	(67,806)	(72,713)

Other expense
Interest expense	(17,828)	(19,005)
Total other expense	(17,828)	(19,005)

Loss before income taxes	(85,634)	(91,718)

Provision for income taxes	-	-

Net loss	$(85,634)	$(91,718)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	100,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

MEGANET CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Years Ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(85,634)	$(91,718)
Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
Depreciation	--	4,204
Imputed interest on officer advance	17,828	19,005
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	55,140	65,792
Net cash used in operating activities	(12,666)	(2,717)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Advances from officer	27,450	3,597
Repayment of officer advances	(10,598)	(2,384)
Net cash provided by financing activities	16,852	1,213

Net change in cash	4,186	(1,504)

Cash, beginning of period	164	1,627

Cash, end of period	$4,350	$123
	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

1.	DESCRIPTION OF BUSINESS AND HISTORY

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

The accompanying unaudited condensed financial statements have been prepared by Meganet pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with Meganet's most recent audited financial statements.  Operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated deficit of $5,361,163 as of June 30, 2017.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

If sales are not sufficient to cover the next 12 months of cash operating expenses the Company's CEO has agreed to contribute additional amounts to capital as needed to cover operating expenses.

3.	RELATED PARTY TRANSACTIONS

Officer loan – During the three month period ending June 30, 2017, the Company received cash advances from its president in the amount of $27,450 and repaid $10,598. All amounts advanced to the Company are unsecured, non-interest bearing and due upon demand by the president. The balance of advances due at June 30, 2017 and March 31, 2017 was $819,965 and $803,113, respectively.

In accordance with FASB ASC 835-30 "Imputation of Interest", interest has been imputed on all advances made to Company by the president. During the three month period ending June 30, 2017 and 2016, interest has been imputed and charged to additional paid-in capital in the amount of $17,828 and $19,005, respectively.

Employment agreements – as of June 30, 2017 the Company had only one employment agreement which was with the President and majority shareholder. The employment agreement stipulates that the President is to receive a base salary of $120,000 per annum. The agreement also contains a provision allowing for a commission to be paid equal to 10% of gross sales achieved by the President. The total expense related to this agreement was $30,000 and $30,012 for the three month period ending June 30, 2017 and 2016, respectively.  As of June 30, 2017 and March 31, 2017, $1,021,329 and $991,329 of total compensation was unpaid and accrued in current liabilities, respectively.

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

Liquidity

At June 30, 2017, the Company had cash in the amount of $4,350 compared to $2,243,805 in current liabilities and a working capital deficit of $2,239,455 at June 30, 2017 compared to $2,171,649 at March 31, 2017. On a monthly basis the Company has fixed expenditures including without limitation rent and salary in the approximate amount of $20,000. This $20,000 includes the $10,000 monthly salary of our CEO which he does not take but rather accrues if money is not available for payment of the salary. Taking this into consideration, the Company needs $15,000 per month which equals $180,000 for 12 months to sustain operations and estimates it will need $180,000 in additional capital to sustain business operations over the next twelve months. Our CEO will lend the full $180,000 to Meganet if cash is not otherwise available within the Company. Two thirds, or 67% of this amount will pay rent, approximately 13% will pay property taxes, approximately 5% will pay utilities, 10% will pay salary and the remaining 5% will pay for maintenance and miscellaneous office expenses such as mail and shipping expense and office supplies. During the three months ended June 30, 2017, our CEO advanced to the Company $27,450 and was repaid $10,598 to meet the financial needs of the Company.

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

Comparison of the Fiscal Quarters Ended June 30, 2017 and 2016

Operating results for the fiscal quarters ended June 30, 2017 and 2016 yielded gross profit of $0 and $120 respectively, operating expenses of $67,806 and $72,833 respectively and net loss of $85,634 and $91,718 respectively.  The decrease in operating expenses was mainly due to a $4,204 decrease in depreciation expense in the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Non-cash depreciation expense was $0 for the quarter ended June 30, 2017 and $4,204 for the quarter ended June 30, 2016.

Contractual Obligations

The Company has no long-term debt obligations, capital lease obligations, purchase obligations or other long-term liabilities.  The Company pays rent of $10,000 per month for its office and shop space on a month to month basis.

Off-balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

No Undisclosed Material Trends or Events

There are no trends, events or developments that occurred during the fiscal quarter ended June 30, 2017, or from June 30, 2016 through the date of this quarterly report that would indicate or would be a material departure from the financial information set forth in this quarterly report.  Furthermore, there are no other undisclosed events or events likely to occur, of which management is aware, that would materially affect the business and/or financial information set forth in this quarterly report.

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

MEGANET CORPORATION

Date:	August 23, 2017	By:	/s/Saul Backal
Saul Backal, CEO